Form 10-Q
period 2004-03-31
PHARMACOPEIA DRUG DISCOVERY INC
filed 2004-06-02
CIK 1273013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-50523

PHARMACOPEIA DRUG DISCOVERY, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0418085
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 5350, Princeton, New Jersey	08543-5350
(Address of principal executive offices)	(Zip Code)

(609) 452-3600
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐    (The registrant has not been subject to such filing requirements for the past 90 days.)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 24, 2004
Common Stock, $0.01 par value	12,181,471

PHARMACOPEIA DRUG DISCOVERY, INC.

Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements

Pharmacopeia Drug Discovery, Inc.

Balance Sheets

(Amounts in thousands, except share and per share data)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$368	$524
Accounts receivable	497	2,302
Prepaid expenses and other current assets	996	1,159
Total current assets	1,861	3,985

Property and equipment, net	11,121	6,957
Other assets	108	110
Total assets	$13,090	$11,052

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$800	$2,809
Accrued liabilities	4,111	951
Deferred revenue, current portion	3,058	2,660
Total current liabilities	7,969	6,420

Restructuring reserve, long-term	2,655	—
Deferred revenue, long-term	274	325

Stockholder’s equity:
Preferred Stock, $.01 par value, 2,500,000 shares authorized, none issued and outstanding	—	—
Common Stock $.01 par value, 50,000,000 shares authorized, 12,181,471 shares outstanding at March 31, 2004 and December 31, 2003	—	—
Investment by Pharmacopeia, Inc.	2,192	4,307
Total stockholder’s equity	2,192	4,307
Total liabilities and stockholder’s equity	$13,090	$11,052

See accompanying notes to these unaudited financial statements.

Pharmacopeia Drug Discovery, Inc.

Statements of Operations

(Amounts in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2004	2003
Revenues	$5,369	$7,521
Cost of revenue	5,550	5,776
Gross margin	(181)	1,745

Operating costs and expenses:
Research and development	1,389	1,042
Sales, general and administrative	2,419	1,543
Restructuring and other charges	5,947	—
Total operating costs and expenses	9,755	2,585
Operating loss	(9,936)	(840)
Interest and other income, net	3	9
Loss before tax provision	(9,933)	(831)
Provision for income taxes	3	107
Net loss	$(9,936)	$(938)

Net loss per share:
- Basic and diluted	$(0.82)	$(0.08)

Weighted average number of common stock outstanding:
- Basic and diluted	12,181,471	12,181,471

See accompanying notes to these unaudited financial statements.

Pharmacopeia Drug Discovery, Inc.

Statements of Cash Flows

(Amounts in thousands)

	For the Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,936)	$(938)
Adjustments to reconcile net loss to net cash provided from operating activities
Depreciation and amortization	449	456
Changes in assets and liabilities:
Trade receivables	1,805	90
Prepaid expenses and other current assets	163	(705)
Other assets	2	(117)
Accounts payable	(2,009)	(502)
Accrued liabilities	3,160	57
Restructuring reserve, long-term	2,655	—
Deferred revenue	347	(3,109)
Net cash used in operating activities	(3,364)	(4,768)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(4,613)	(86)
Net cash used in investing activities	(4,613)	(86)
CASH FLOWS FROM FINANCING ACTIVITIES:
Investment by Pharmacopeia, Inc.	7,821	(96)
Net cash provided by (used in) financing activities	7,821	(96)
Net decrease in cash and equivalents	(156)	(4,950)
Cash and equivalents, beginning of period	524	6,737
Cash and equivalents, end of period	$368	$1,787

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income tax	$3	$94

See accompanying notes to these unaudited financial statements.

Pharmacopeia Drug Discovery, Inc.

Notes to Unaudited Financial Statements

1.  Background and Basis of Presentation

Pharmacopeia Drug Discovery, Inc (“PDD” or the Company”) was incorporated on May 31, 2002 as a wholly owned subsidiary of Pharmacopeia, Inc. (“Pharmacopeia”). On December 18, 2003, Pharmacopeia announced its plans to spin-off 100 percent of the shares of PDD in a pro rata tax-free distribution to its stockholders, subject to the satisfaction of certain conditions. Upon completion of the distribution on April 30, 2004, Pharmacopeia distributed to all of its stockholders of record one share of PDD common stock for every two shares of Pharmacopeia common stock held. A total of 12,181,471 shares were distributed. The financial statements have been revised to retroactively reflect this distribution for all periods presented.  The invested equity by Pharmacopeia, which includes the accumulated historical changes in Pharmacopeia’s investment in the Company forms the ongoing additional paid-in capital of the Company.   See note 7 for further information on the distribution.

In connection with the distribution, Pharmacopeia and the Company entered into a series of agreements, including a master separation and distribution agreement, a transition services agreement, a tax sharing and indemnification agreement and other agreements, which are intended to govern the ongoing relationship between the two companies.

PDD designs, develops, markets and supports science and technology-based products and services intended to improve and accelerate the process of drug discovery. The Company provides drug discovery services to pharmaceutical and biotechnology companies based on proprietary combinatorial chemistry and high-throughput screening technologies.

PDD’s financial statements have been derived from the financial statements and accounting records of Pharmacopeia using the historical results of operations and historical basis of the assets and liabilities of the Company’s business. Management believes the assumptions underlying the financial statements are reasonable. However, the financial statements included herein may not necessarily reflect the Company’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company during the periods presented.

The financial statements include allocations of certain Pharmacopeia corporate headquarter assets, liabilities and expenses relating to the Company’s business that have been transferred to the Company from Pharmacopeia. General corporate overhead has been allocated based on the Company’s revenue as a percentage of Pharmacopeia’s total revenue. General corporate overhead primarily includes salary and expenses for executive management, finance, legal, human resources, information services and investor relations, and were $537 thousand and $357 thousand in the three months ended March 31, 2004 and 2003, respectively. These costs are included in sales, general and administrative expenses in the accompanying statements of operations.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. The December 31, 2003 financial information has been extracted from the audited financial statements included in the Company’s registration statement on Form 10 dated April 19, 2004 (the “Form 10”), which was filed in conjunction with the Company’s spin-off from Pharmacopeia. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included.  Interim results are not necessarily indicative of the results that may be expected for the year. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto as of December 31, 2003 included in the Company’s Form 10.

2. Significant Collaborations

For the quarters ended March 31, 2004 and 2003, the Company’s research collaborations with Schering-Plough accounted for 69% and 46%, respectively, of revenue. In the third quarter of 2003, the Company entered into new drug discovery collaborations with Schering-Plough, which continue certain existing programs and implement a number of new activities. The new agreements continue the Company’s collaboration with this partner through at least August 2006 and, under their terms, may be extended by the parties for up to three additional years based upon progress made in the programs governed by the agreements. The agreements may be terminated at the end of the third year, and Schering-Plough’s funding obligations may be reduced significantly before that time.  Under these agreements, PDD receives research funding which is recognized as revenue as services are performed. The Company may receive milestones upon the successful achievement of preclinical and clinical milestones. Milestone payments will be recognized as revenue when the milestones are achieved. Upon successful commercialization of any product resulting from this relationship, PDD will be entitled to receive royalties on sales of that product.

For the quarters ended March 31, 2004 and 2003, the Company’s research collaborations with N.V. Organon accounted for 16% and 20%, respectively, of revenue.  The current agreement with Organon, entered into in February 2002, has a stated term of five years; however, Organon has the right to terminate the agreement in 2005 if PDD is unable to deliver compounds meeting the criteria specified in the agreement. Under this agreement, PDD receives research funding to conduct its drug discovery activities to identify and optimize new drug candidates for multiple therapeutic targets provided by Organon. This revenue is recognized on a straight-line basis over the term of the collaboration. The Company may receive milestones upon the successful achievement of preclinical and clinical milestones. These milestones will be recognized as revenue when the milestones are achieved. Upon successful commercialization of any product resulting from this relationship, PDD will be entitled to receive royalties on sales of that product.

3.  Net Loss Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS 128”).  Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.  Diluted earnings per share include the potentially dilutive effect of outstanding stock options, or other dilutive securities.  The Company has a net loss for the periods presented; accordingly, the inclusion of common stock equivalents for outstanding stock options would be anti-dilutive and, therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

For each period presented basic and diluted net loss per share are calculated based on the 12,181,471 shares distributed in the spin-off (see notes 1 and 7).

4.  Segment Information

The Company classifies its business operations in one operating segment.  All of the Company’s revenues are generated from this segment. In the quarters ended March 31, 2004 and 2003, approximately 43% and 25%, respectively, of the Company’s revenue from unaffiliated customers was derived from within the United States, 54% and 61%, respectively, was derived from Europe, and 3% and 14%, respectively, was derived from Asia.

5.  Stock-Based Compensation

Generally, any outstanding options to purchase Pharmacopeia common stock under Pharmacopeia incentive compensation plans have been adjusted or converted to options to purchase PDD common stock to maintain the then-existing intrinsic value and maintain the ratio of the then-existing exercise price per share to the market value per share in accordance with applicable accounting standards.

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value.  As permitted by SFAS 123, the Company has elected to continue following Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, to account for stock-based compensation.  Under APB 25, no compensation expense is recognized at the time of option grant because the exercise price of the Company’s employee stock options equals the fair market value of the underlying common stock on the date of grant.

Had the Company followed the fair value measurement provisions of SFAS 123, the following table summarizes the pro forma net loss and pro forma net loss per share that would have been recorded (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net loss:
As reported	$(9,936)	$(938)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(601)	(908)
Pro forma	$(10,537)	$(1,846)
Basic and diluted net loss per common share:
As reported	$(0.82)	$(0.08)
Pro forma	$(0.87)	$(0.15)

The fair value of each option granted during 2004 and 2003 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003
Dividend yield	0%	0%
Expected volatility	85.24%	88.28%
Risk-free interest rate	3.31%	3.25%
Expected life (years)	5.8	6.5

6.  Restructuring

During the quarter ended March 31, 2004, the Company executed a restructuring plan for the purpose of making its research and development activities more efficient by eliminating unnecessary facilities. Also a reduction in force of six administrative PDD employees occurred during the quarter, of which five employees were terminated as of March 31, 2004.  As a result, restructuring related charges of approximately $5.9 million,  as outlined below, were recognized as operating expense during the quarter ended March 31, 2004.

The following table summarizes the activity and balance of the restructuring reserve liability during the quarter ended March 31, 2004 (dollars in thousands):

	Severance Cost for Involuntary Employee Terminations	Costs to Exit Leased Facility	Total
Restructuring charges	$132	$5,718	$5,850
Utilization of Reserves:
Cash	(44)		(44)
Write-off Leasehold Improvements	—	(458)	(458)
Balance at March 31, 2004	$88	$5,260	$5,348

7.  Subsequent Events – Spin-off of Pharmacopeia Drug Discovery, Inc.

On April 30, 2004, Pharmacopeia completed the spin-off of PDD into an independent, separately traded, publicly held company through the distribution to its stockholders of a dividend of one share of PDD common stock for every two shares of Pharmacopeia common stock held.  Pharmacopeia received an opinion of counsel that the transaction will qualify as a tax-free to Pharmacopeia shareholders, except for cash received in lieu of any fractional share interests.

On the date of the distribution, Pharmacopeia made a capital contribution of $46.5 million to PDD.

In connection with the distribution, Pharmacopeia, Accelrys, Inc. a wholly-owned subsidiary of Pharmacopeia, and the Company entered into the agreements described below.

Master Separation and Distribution Agreement

The Company entered into a master separation and distribution agreement with Pharmacopeia and Accelrys providing for, among other things, certain corporate transactions required to effect the distribution and other arrangements between the Company and Pharmacopeia subsequent to the distribution. In particular, the agreement provided for ownership of the business, assets and liabilities necessary for ownership of the continuation of the Company’s business directly or indirectly, by the Company, and Pharmacopeia’s remaining business assets and liabilities, directly or indirectly, by Accelrys.

Transition Services Agreement

The Company entered into a transition services agreement with Pharmacopeia and Accelrys, pursuant to which Accelrys will provide PDD and PDD will provide Accelrys certain services during a transition period that commenced on the distribution date and the obligation to provide services will terminate no later than the first anniversary of the distribution date.

Under the terms of the transition services agreement, Accelrys will provide the Company with business development, financial information systems advice and support, support for the maintenance of corporate records and personnel administration and services. PDD will provide Accelrys with office space during the transition period.

The transition services agreement also provides that Pharmacopeia will make available a sum of $1 million to be held as a “Services Fund” in a segregated account, in trust for the benefit of PDD and Accelrys.  PDD may use the Services Fund towards securing any service Accelrys agrees to provide PDD under the transition services agreement if PDD and Accelrys cannot resolve any dispute relating to the performance or nonperformance of such service by Accelrys after good faith negotiations. The Company will also use a portion of the Services Fund to acquire a financial system appropriate for its business and is entitled to use a portion of the Services Fund to update its corporate website and to acquire or license certain software packages appropriate for supporting the internal operations of its business. The amount remaining in the Services Fund, less applicable deductions, will be remitted to Accelrys.

In addition, the transition services agreement provides that Pharmacopeia will make available a sum of $750 thousand to PDD in relation to any and all costs, expenses and fees not paid prior to the distribution date, associated with PDD’s consolidation of its facilities, including but not limited to construction and waste costs, expenses and fees.

Tax Sharing and Indemnification Agreement

In order to allocate the Company’s responsibilities for taxes and certain other tax matters, the Company and Pharmacopeia entered into a tax sharing and indemnification agreement.

Under the tax sharing and indemnification agreement, Pharmacopeia will be responsible for filing all federal consolidated income tax returns and all consolidated, combined, or unitary state and local income tax returns including PDD for all periods through the distribution date, and for paying all taxes related to those returns. Pharmacopeia will act as the Company’s agent in connection with the filing of those returns, paying those taxes and responding to any audits that may arise in connection with those returns. Pharmacopeia will be entitled to any refunds of income taxes related to those returns, and (except for certain spin-off taxes discussed below) will be responsible for any increased tax payments related to those returns as a result of any audits.

PDD will be responsible for all state and local taxes imposed on it computed on a separate-company basis, and will be entitled to any refund of such taxes.

The Company and Pharmacopeia have made certain covenants to each other in connection with the spin-off that PDD may not take certain actions without first obtaining an unqualified opinion of counsel that such actions will not cause the spin-off to become taxable. If the Company breaches any of the covenants in the tax sharing and indemnification agreement, and if PDD’s breach results in taxes being imposed on Pharmacopeia in connection with the spin-off, then PDD will be liable for those taxes. Furthermore, the Company will be responsible for taxes that may be imposed on Pharmacopeia pursuant to IRS Section 355(e) of the Internal Revenue Code of 1986, as amended, in connection with the transaction that results in a change in control of PDD, even though PDD may have obtained an opinion of counsel prior to the transaction.

Employee Matters Agreement

The Company and Pharmacopeia entered into an employee matters agreement that allocated responsibilities and obligations with respect to certain employee benefit plans and other employment related matters.

Under the employee matters agreement, the Company and Pharmacopeia identified those current and former employees employed (or, in the case of former employees, who were employed) in the Pharmacopeia business and those employees employed in the PDD business. PDD assumed all the employee benefit plan, workers compensation, unemployment compensation, bonus, fringe benefit and vacation liabilities, which related to its current and former employees as of the distribution date. The Company will also, generally, recognize any service earned by its employees with Pharmacopeia for purposes of determining eligibility for and vesting in any benefits.

During the transition period, which began on the distribution date and will end no later than December 31, 2004, PDD employees may continue their participation in plans maintained by Pharmacopeia. The transition period with respect to any particular employee benefit (for example, the 401(k) savings plan or medical plan) may end prior to December 31, 2004 if Pharmacopeia and PDD agree on such an earlier date. During the transition period, the Company will have input in the shared employee benefit plans with regard to its employees. However, Pharmacopeia will be responsible for maintaining and administering these plans, notifying vendors, third party administrators, insurance companies and other service providers regarding the distribution, and will indemnify PDD for any liabilities that arise from a failure of Pharmacopeia to fulfill its obligations under the employee matters agreement. Pharmacopeia will not impose a fee on PDD under the employee matters agreement for the maintenance and administration of these plans. PDD, however, will be responsible for the pro rata portion of the costs and expenses incurred for the benefit its employees and former employees under these plans.

The Company has agreed with Pharmacopeia that the distribution is not a severance of employment for the purposes of any employee benefit plan that PDD or Pharmacopeia maintains.

Patent and Software License Agreement

The Company and Pharmacopeia entered into a patent and software cross-licensing agreement between Pharmacopeia and PDD in regards to certain intellectual property rights so as to assure continued access to such intellectual property, most of which is significant to the uninterrupted availability of certain of the products and services of the Company.

Under the patent and software license agreement, Pharmacopeia granted to PDD a worldwide, paid-up, royalty-free, irrevocable, nontransferable and nonexclusive license to use certain software products for the sole purpose of processing the work of PDD’s business. The license is in effect until April 30, 2007, unless earlier terminated by either party or Pharmacopeia under certain limited circumstances or extended by mutual written agreement by the Company and Pharmacopeia.

Pursuant to the patent and software license agreement, Pharmacopeia granted PDD a worldwide, paid-up, royalty-free, irrevocable, nontransferable, and non-exclusive license to certain Pharmacopeia-owned patents. This license is in effect until the last of the patents made part of the patent and software license agreement expires.

Pursuant to the patent and software license agreement, PDD granted Pharmacopeia a worldwide, paid-up, royalty-free, irrevocable, nontransferable, and non-exclusive license to certain PDD-owned patents. This license is in effect until the last of the PDD-owned patents made part of the patent and software license agreement expires.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results Of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding us and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include those which express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact.  These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown which could cause actual results and developments to differ materially from those expressed or implied in such statements.  These forward-looking statements include statements about the following:

•                  our intentions regarding the establishment of drug discovery collaborations with leading pharmaceutical and biotechnology organizations;

•                  our ability to build our pipeline of novel drug candidates, both through third party collaborations and our own internally-funded drug discovery programs;

•                  our intentions to build upon our position as a leading chemistry provider;

•                  our expectations regarding the potential benefits to us of the separation of us and Pharmacopeia,  our former parent;

•                  our anticipated operating results, financial condition, liquidity and capital resources;

•                  our plan to build and capitalize on our extensive database of chemical reactions;

•                  our belief that pharmaceutical companies will continue to outsource chemistry services at increasing rates;

•                  our expectations concerning the development priorities of our collaborative partners, and their ability to successfully develop compounds;

•                  our expectations concerning the legal protections afforded by U.S. and international patent laws;

•                  our beliefs as to the trends and opportunities impacting us and our history;

•                  our estimates of the market opportunity for our product candidates;

•                  our ability to raise additional capital;

•                  our ability to acquire or invest in complementary businesses or technologies, or to in-license potential product candidates;

•                  the distribution being tax-free to Pharmacopeia and its stockholders for federal income tax purposes and under section 355 of the Internal Revenue Code of 1986, as amended;

•                  our relationship with Pharmacopeia after the distribution; and

•                  our expectations concerning the composition of our board of directors and executive management group.

In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or the negative of such terms or other similar expressions.  Factors that could cause or contribute to differences in results and outcomes include, without limitation, those discussed elsewhere in this Report in Item 2.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations (including a subsection thereof entitled “Certain Risks Related to Our Business”) and discussed in our other Securities and Exchange Commission (“SEC”) filings.

We urge you to carefully read and consider the disclosures found in these filings, all of which are available in the SEC EDGAR database at www.sec.gov.  You are urged not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, unknown risks, uncertainties or other factors.  We undertake no obligation to (and expressly disclaim any such obligation to) revise or update the statements made herein or the risk factors that may relate thereto whether as a result of new information, future events or otherwise.

The Company

Overview

We are a chemistry-based collaborative drug discovery company, focused on the creation of new small molecule therapeutics.  Small molecule drug candidates typically are orally available (i.e., may be taken in capsule or tablet form) and offer manufacturing and delivery advantages over other types of therapeutics.  Using proprietary technologies and processes, our experienced scientists identify and optimize novel drug candidates through research collaborations with major pharmaceutical and biotechnology companies and through our own internally-funded drug discovery programs.  Our collection of approximately 7.5 million proprietary compounds, which we believe is one of the largest in the pharmaceutical industry based upon publicly available information from the websites of our major competitors and certain other companies in the pharmaceutical industry, is available for use in our collaborative and internal research programs and forms the basis of our growing pipeline of potential drug candidates.  Three of our proprietary compounds commenced clinical trials in the second half of 2003, and a fourth compound commenced clinical trials in the first quarter of 2004.

We have drug discovery collaborations with leading pharmaceutical companies and emerging biotechnology companies.  Our contributions to our partners’ drug discovery programs include:  the provision of large, diverse libraries of proprietary drug-like chemical compounds from which potential therapeutic candidates can be identified; our high throughput and ultra high throughput screening of these compounds against disease targets of interest provided by the partner in which we test a disease-related target against tens of thousands (with respect to high throughput) or to hundreds of thousands (with respect to ultra high throughput) of our potential small molecule therapeutic compounds per week; our optimization of active compounds identified in the screening process, in which we refine the molecular structure of the lead compounds in an attempt to improve their efficacy, potency and safety; our provision of medicinal chemistry capabilities through which our scientists design, synthesize (i.e., physically make in our laboratories) and optimize those lead compound that we or our collaborators believe are potential drug candidates; and our delivery of other services (such as in vitro pharmacology) traditionally performed by research divisions within pharmaceutical and biotechnology companies.  Our collaborative agreements typically require our customers to fund our provision of services, and provide for our receipt of significant milestone payments if and as our discoveries progress through the development process.  Thereafter, should any of these drug candidates become pharmaceutical products we typically would be entitled to receive royalty payments calculated as a percentage of the net sales of the products.  Our business is highly dependent upon the extent to which the pharmaceutical and biotechnology companies collaborate with outside companies for drug discovery expertise.  The willingness of pharmaceutical and biotechnology companies to expand or continue drug discovery collaborations or outsource services to enhance their research and development activities is based on certain factors that are beyond our control.  There can be no assurance that our existing collaborative relationships will continue, that we will develop new relationships with similar large organizations on terms favorable to us, that any of our existing or new alliances will produce substantial revenue or profit opportunities, or that the scientific outcomes of any of these programs will be successful.

In addition to collaborative drug discovery, we conduct proprietary research to discover new drug-like lead compounds with commercial potential.  Unlike our typical collaborative partnerships, we provide the required funding for these programs.  As we do not receive funding from third party collaborators with respect to these proprietary programs, we retain all intellectual property and ownership rights in any compounds discovered.  At an appropriate point, we may determine to license one or more of these compounds to a third party (usually a larger pharmaceutical organization).  Licensing at this point in the compound’s development enables us to take advantage of the additional resources, expertise and technologies of the licensee company in order to further the development of the compound.  We enter in such licenses with third parties in return for up-front fees and milestone payments, as well as recurring royalty payments if these compounds are developed into new commercial drugs.  These agreements convert our proprietary programs into collaborative partnerships, typically at a more advanced state of the drug development process.

Our drug discovery efforts have produced four clinical candidates so far.  Our first candidate, a p38 Kinase Inhibitor for rheumatoid arthritis developed in collaboration with Bristol-Myers Squibb Company, commenced clinical trials in August 2003.  This potential new drug, a small molecule from our proprietary compound collection (and the product of one of our internal development programs), currently is in Phase I of clinical testing.  A second of our proprietary internal compounds targets an inflammation indication and commenced clinical trials in November 2003.  This clinical candidate is a product of our collaboration with Daiichi Pharmaceutical Co.  Our third candidate, a compound targeting a respiratory indication developed in collaboration with Schering-Plough Corporation, commenced clinical trails in December 2003.  The Schering-Plough relationship produced a second clinical candidate, which is our fourth clinical candidate, in March 2004, when Schering-Plough initiated clinical trials for an inflammation indication with respect to another compound discovered in the collaboration.  We have received significant milestone payments from each of Bristol-Myers Squibb, Daiichi and Schering-Plough and, to the extent the compounds progress through the clinical process, we will be entitled to receive additional milestone payments.  We are also entitled under the agreements with each of these partners to receive royalties on the commercial sale, if any, of a new drug emanating from the relationship.  Although these collaborators currently are performing clinical trials of prospective pharmaceutical products containing our proprietary compounds, numerous additional studies will be necessary to support the further development of these product candidates.  Results from preclinical studies conducted to date on these product candidates are not necessarily indicative of the results that may be obtained in future clinical studies.  There can be no assurance that these collaborators will continue these programs.

In addition, we are involved in over 40 other drug development programs in the preclinical stage, some with collaborative partners and others within our internal discovery program.  Two of these programs are at various stages of the Good Laboratory Practice (GLP) Toxicity study process, the point at which compounds are tested for safety prior to their introduction into humans during Phase I of the clinical development process.  Approximately 20 of these programs are in various phases of preclinical development, from advanced stages of lead optimization down through “hit-to-lead” studies.  The remaining programs are in early stages, including development of biological assays for testing of compounds and the screening of our proprietary libraries against selected disease targets.  In our collaborative programs we typically hold a financial interest in any active compounds we identify through our screening and any drug candidate(s) we help to optimize.  In our proprietary programs, we hold all rights to the compounds and typically enter into partnership arrangements with pharmaceutical companies once the program has reached an appropriate stage.  In our view, a pipeline of the size and quality we have developed holds great potential for the introduction of one or more drugs into the market.

Preclinical and clinical development of drug candidates is a long, expensive and uncertain process.  Our candidates are at an early stage, as none of our compounds are contained in products that have received regulatory approval for commercial sale.  All of our compounds, including our clinical candidates, face the substantial risks of failure inherent in developing drugs.  At any stage of the clinical development process, our collaborators or we may decide to discontinue development of our product candidates.  We do not expect that our product candidates will be commercially available for many years, if ever.  In addition, we pursue the discovery and initial development of product candidates using our integrated technology platform in both our internal and collaborative programs to implement our strategy of reducing the cost and time incurred by the pharmaceutical industry in developing drug candidates.  To date, we have not identified a therapeutic candidate that has been developed into a commercial drug using our platform and, although we have received license and milestone fees, we may never receive any royalty payments, or any additional license and milestone fees, under our current or any future collaborations.

On April 30, 2004, Pharmacopeia, then our sole stockholder, distributed (the distribution) all outstanding shares of our common stock to the holders of common stock of Pharmacopeia We thereafter began operations as an independent, separately traded, publicly held company.  The distribution was made without payment of any consideration or the exchange of any shares by Pharmacopeia stockholders.  In the distribution, Pharmacopeia stockholders received one share of our common stock for every two shares of Pharmacopeia common stock held of record.  The stock traded as when issued from April 20, 2004 through April 30, 2004 and began regular trading on The Nasdaq National Market on May 3, 2004 under the trading symbol “PCOP.”

Liquidity and Capital Resources

We have funded our activities to date primarily through Pharmacopeia’s consolidated operations, including revenue derived from collaborative partnerships, and milestone payments. On the date of the distribution, Pharmacopeia made a capital contribution of $46.5 million to us.

In connection with the distribution, Pharmacopeia, Accelrys, and we entered into a transition services agreement that provides that Pharmacopeia will make available a sum of $1 million to be held as a “Services Fund” in a segregated account, in trust for the benefit of us and Accelrys.  We may use the Services Fund towards securing any service Accelrys agrees to provide under the transition services agreement if we and Accelrys cannot resolve any dispute relating to the performance or nonperformance of such service by Accelrys after good faith negotiations. We will also use a portion of the Services Fund to acquire a financial system appropriate for our business and are entitled to use a portion of the Services Fund to update our corporate website and to acquire or license certain software packages appropriate for supporting the internal operations of our business. The amount remaining in the Services Fund, less applicable deductions, will be remitted to Accelrys.

In addition, the transition services agreement provides that Pharmacopeia will make available a sum of $750 thousand to us in relation to any and all costs, expenses and fees not paid prior to the distribution date, associated with our consolidation of our facilities, including but not limited to construction and waste costs, expenses and fees.

As of March 31, 2004, we had cash and cash equivalents of $368 thousand compared to $524 thousand at December 31, 2003. In the quarter ended March 31, 2004, we used cash of $3.4 million in our operating activities. This compares to a use of $4.8 million in the quarter ended March 31, 2003. The decrease was due to an increase in accrued liabilities and restructuring reserves and a decrease in accounts receivables, partially offset by a larger loss and a decrease in accounts payable in the first quarter of 2004 compared to the first quarter of 2003. Our capital expenditures increased by $4.5 million in the first quarter of 2004 compared to the first quarter of 2003. This increase in capital expenditures is due to the building of additional laboratory space at one of our locations in connection with the consolidation of our facilities to one site. The net amount transferred from Pharmacopeia to us increased by $7.9 million in the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003.

Liquidity and Capital Resources Outlook

We expect to continue to use our capital to fund operating losses. We expect that our research and development expenditures will increase in the future as we increase our internal drug discovery efforts to add to our pipeline of programs.  Conduct of our own drug discovery research is a key component of our business model.

In addition, our capital requirements may also increase in future periods as we seek to expand our technology platform through investments, licensing arrangements, technology alliances, or acquisitions.

We anticipate that our capital resources, including the $46.5 million contribution we received in the distribution, will be adequate to fund our operations at least through 2005. However, there can be no assurance that changes will not occur that would consume available capital resources before then. Our capital requirements depend on numerous factors, including our ability to extend existing agreements and to enter into additional arrangements, competing technological and market developments, changes in our existing collaborative relationships, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights and the outcome of related litigation, the purchase of additional capital equipment, acquisitions of other businesses or technologies, and the progress of our customers’ milestone and royalty producing activities. Prior to exhausting our current capital resources, we will need to raise additional funds to finance our operating activities or enter into strategic initiatives intended to further the development of our business. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.  Our forecasts of the period of time through which our financial resources will be adequate to support our operations are forward-looking information, and actual results could vary.  The factors described earlier in this paragraph will impact our future capital requirements and the adequacy of our available funds.

Results of Operations

Three months ended March 31, 2004 and 2003

Our revenue decreased 29% to $5.4 million in the quarter ended March 31, 2004 compared to $7.5 million in the quarter ended March 31, 2003.  The decrease was primarily due to a decrease in milestone revenue, a decrease in lead optimization revenue due to the expiration of one of our collaborations with N.V. Organon, and reduced revenue from our collaborations with Schering Plough.  Milestone revenue recorded in the quarters ended March 31, 2004 and 2003 was $1.0 million, and $1.9 million, respectively.  Excluding the revenue from milestones, revenue decreased 22% to $4.4 million in the quarter ended March 31, 2004 compared to $5.6 million in the quarter ended March 31, 2003.

Cost of revenue includes the labor, material, equipment and allocated facilities cost of our scientific staff who are working on collaborative partnerships. Gross margin decreased to ($0.2 million)  in the quarter ended March 31, 2004 from $1.7 million in the quarter ended March 31, 2003.  Gross margin as a percentage of revenue was (3%) for the quarter ended March 31, 2004, compared to 23% of revenue in the quarter ended March 31, 2003.  The gross margin decreased substantially due to the decrease in milestone revenue, which carries no significant associated cost of revenue, and the decrease in service revenue resulting in the underabsorption of fixed costs allocated to collaborative partnerships.

Research and development expenses include labor, material, equipment and allocated facilities cost of scientific staff working on unfunded internal drug discovery projects. Internal drug discovery projects are focused on the creation of new small molecule therapeutics using proprietary technologies and our collection of 7.5 million proprietary compounds to identify and optimize novel drug candidates. Because of the speculative nature of these internal drug discovery projects, it is not possible to estimate completion dates, or estimated costs of completion. Additionally, from time to time, depending on requirements under collaborative partnership work, certain staff and other research and development resources may be temporarily redirected to collaborative partnership work which redirection may also delay or impact the cost of internal drug discovery projects. Research and development expenses increased 33% to $1.4 million in the quarter ended March 31, 2004 compared to $1.0 million in the quarter ended March 31, 2003. The increase is consistent with our decision to increase our investment in our proprietary research drug discovery efforts.

Sales, general and administrative expenses increased by 57% to $2.4 million in the quarter ended March 31, 2004 compared to $1.5 million in the quarter ended March 31, 2003.  The increase in sales, general and administrative expenses is primarily attributable to moving costs incurred in the consolidation of our research and development facilities and an increase in allocated corporate costs.

During the quarter ended March 31, 2004, we undertook a restructuring and certain other actions.  Accordingly, restructuring and other charges of $5.9 million were incurred.  The charge included severance payments, the cost to exit a leased facility, and the acceleration of a deferred compensation charge.

We recorded an income tax provision for the quarter ended March 31, 2004 related to corporate franchise taxes. The provision for the quarter ended March 31, 2003 included foreign taxes, as well as corporate franchise taxes.

As a result of the revenues and costs described above, the Company generated a net loss of $9.9 million ($0.82 per diluted share) in the quarter ended March 31, 2004 compared to a net loss of $0.9 million ($0.08 per diluted share) in the quarter ended March 31, 2003.

Net Loss Outlook

We have had net losses in recent years and we expect to incur losses in future periods. We are highly dependent on the success of our research and development programs with our existing collaborators and our ability to successfully, cost effectively and timely develop, introduce and market new collaborative arrangements. On a quarterly basis, our future profitability is likely to be highly volatile because it depends upon our receipt of milestone payments from our collaborators. We may not receive milestone payments on a regular basis or at all. In addition, our ability to achieve profitability will be significantly impacted by the increased level of investment we have determined to make in our internal proprietary programs in the future as well as the results of those programs. There is no assurance that we will ever achieve profitable operations or that profitable operations, if achieved, could be sustained on a continuing basis.

Critical Accounting Policies

The preparation of our financial statements and disclosures involve the use of judgments and estimates. We believe the following critical accounting policies involve significant judgments and estimates used.

Revenue Recognition-Contract revenue is recognized either (i) ratably over the term of the agreement, which approximates the performance of services, for contracts specifying payment for services over a given period, or (ii) as services are performed under the agreement for contracts specifying payment on a full-time employee basis.

Revenue earned related to up-front product and technology license fees is recognized in accordance with Staff Accounting Bulletin 101 issued by the SEC. Accordingly, amounts received under multiple-element arrangements requiring ongoing services or performance by us are recognized over the period of such services or performance.

Revenue from milestones are recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) our performance obligation after the milestone achievement will continue to be funded by the collaborator at a comparable level to before the milestone achievement. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the arrangement. Royalties are recognized as earned in accordance with the terms of various research and collaboration agreements.

Long-Lived Assets-We review long-lived assets, including leasehold improvements, property and equipment, and acquired technology rights, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This requires us to estimate future cash flows related to these assets. Actual results could differ from these estimates, which may affect the carrying amount of assets and the actual amortization expense. As at March 31, 2004, we had long-lived assets with a net book value of $11.2 million.

Certain Risks Related to Our Business

As further described herein, our performance and financial results are subject to risks and uncertainties including, but not limited to, the following specific risks:

RISKS RELATED TO ESTABLISHING OUR COMPANY AS INDEPENDENT FROM PHARMACOPEIA

We have no current history of operating as an independent company.

Although Pharmacopeia was operated exclusively as a chemistry-based collaborative drug discovery business prior to its acquisition of Molecular Simulations, Inc. in 1998, our management team has not recently operated our company as a public, stand-alone company, and we have a new board of directors appointed by Pharmacopeia. Our ability to satisfy our obligations and increase revenues will be solely dependent upon the future performance of the businesses we own and operate, and we will not be able to rely upon the financial and other resources and cash flows of those business lines remaining with Pharmacopeia.  Since we do not have an operating history as a separate entity, it will be difficult for anyone to accurately forecast our future revenue and other operating results.

Our historical financial information may not be representative of our results as a separate company.

The historical financial information included in this report differ from the results of operations, financial condition and cash flows that would have been achieved had we been operated independently during the period and as of the dates presented.  Prior to the distribution, our businesses were operated by Pharmacopeia as part of its broader corporate organization rather than as a stand-alone company.  Historically, Pharmacopeia performed certain corporate functions for us, including legal services, treasury administration, insurance administration, internal audit and corporate income tax administration.  Now that the distribution is complete, Pharmacopeia will not provide assistance to us, other than to provide various corporate support, information systems and human resources services during a transition period.

We are in the process of creating our own, or engaging third parties to provide, corporate administrative functions to replace many of the corporate administrative functions Pharmacopeia provided prior to the distribution.  We may incur costs for these functions that are higher than the amounts reflected in our historical financial information.

Our historical financial information contains assumptions about our expenses that may change, such as:

•                  our historical financial information reflects allocations, primarily with respect to corporate overhead, for services provided to us by Pharmacopeia which may not reflect the actual costs we will incur for similar services as a stand-alone company; and

•                  our historical financial information does not reflect changes that we expect to occur in the future as a result of our separation from Pharmacopeia, including changes in how we fund our operations as well as tax and employee matters.

Although we believe that our historical financial statements allocate to us a reasonable share of such expenses, we cannot assure you that our actual costs will not increase, perhaps substantially.  We also are now responsible for the additional costs associated with being an independent public company, including costs related to corporate governance, listed and registered securities and investor relations matters.

Accordingly, to the extent that our historical financial information is not reflective of what our results of operations, financial condition and cash flows would have been had we been an independent company during the periods presented, that historical financial information will not be a reliable indicator of what our results of operations, financial condition and cash flows will be in the future.  Therefore, you should not make any assumptions regarding our future performance based on the financial information in this information statement.

Our stock price may be volatile, and your investment in our stock could decline in value.

Our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting our competitors or us could cause the market price of our common stock to fluctuate substantially.  In recent years, the stock market has experienced significant price and volume fluctuations.

While we are unaware of a specific reason that any of the following factors will have a material impact on our stock price, the following factors, in addition to the factors described in the other risk factors contained in this report, may have a significant impact on the market price of our common stock:

•                  announcements of technological innovations or new commercial products by our competitors or us;

•                  announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures;

•                  developments concerning proprietary rights, including patents;

•                  publicity concerning the status of potential drug products under development by us or our collaborators or our competitors and their partners;

•                  litigation;

•                  economic and other external factors or other disasters or crises;

•                  actual or anticipated period-to-period fluctuations in our financial results;

•                  changes in financial estimates prepared by securities analysts; and

•                  the general performance of the equity markets and, in particular, the biopharmaceutical sector of the equity markets.

We have agreed to certain restrictions to preserve the tax treatment of the distribution, which will reduce our strategic and operating flexibility.

Pharmacopeia obtained an opinion from Dechert LLP, its counsel, to the effect that the distribution qualifies as a transaction that is generally tax-free under Sections 355 and/or 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”). Current tax law generally creates a presumption that the distribution would be taxable to Pharmacopeia but not to its stockholders if we engage in, or enter into an agreement to engage in, a transaction that would result in a 50 percent or greater change by vote or by value in our stock ownership during the four-year period beginning on the date that begins two years before the distribution date, unless it is established that the transaction is not pursuant to a plan or series of transactions related to the distribution.

Temporary U.S. Treasury regulations currently in effect generally provide that whether an acquisition transaction and a distribution are part of a plan is determined based on all of the facts and circumstances, including but not limited to those specific factors listed in the regulations. In addition, the regulations provide several “safe harbors” for acquisition transactions that are not considered to be part of a plan.

We and Pharmacopeia have entered into a tax sharing agreement under which we have made certain covenants to each other in connection with the distribution that we may not take certain actions without first obtaining an unqualified opinion of counsel or an Internal Revenue Service ruling that such actions will not cause the distribution to become taxable.  Pursuant to these covenants, generally (1) we may not liquidate, merge, or consolidate with any other person, sell our assets except in the ordinary course of business, or enter into any substantial negotiations, agreements, or arrangements with respect to any such transaction, for at least six months after the distribution date; (2) we will, for two years after the distribution date, continue the active conduct of the drug discovery business; (3) we will not repurchase our stock except in certain circumstances permitted by the Internal Revenue Service; (4) we will not take any actions inconsistent with the representations made in connection with the issuance by Dechert LLP of its opinion with respect to the transaction; and (5) we will not take or fail to take any other action that would result in any tax being imposed on the distribution.  Pharmacopeia may seek an injunction to enforce these covenants.  Particularly during the six-month period following the distribution, these restrictions could substantially limit our strategic and operational flexibility, including our ability to finance our operations by issuing equity securities, to make acquisitions using equity securities, to repurchase our equity securities, to raise money by selling assets, or to enter into business combination transactions.

We have agreed to indemnify Pharmacopeia for taxes and related losses resulting from any actions we take that cause the distribution to fail to qualify as a tax-free transaction.

We have agreed to indemnify Pharmacopeia for any taxes and related losses (including any applicable interest and penalties, all related accounting, legal and other professional fees, all related court costs and all costs, expenses and damages associated with related stockholder litigation or controversies and any amount paid in respect of the liability of stockholders) resulting from a breach of any of the covenants described above.  Furthermore, we will be responsible for taxes that may be imposed upon Pharmacopeia pursuant to section 355(e) of the Code in connection with a transaction that results in a change in control of us, even though we will have obtained an Internal Revenue Service ruling or an unqualified opinion of counsel prior to the transaction.  The amount of any indemnification payments could be substantial.  The amount of Pharmacopeia taxes for which we are agreeing to indemnify Pharmacopeia will be based on the excess of the aggregate fair market value of our stock as of the distribution date over Pharmacopeia tax basis in our stock.

We may be required to indemnify Pharmacopeia, or may not be able to collect on indemnification rights from Pharmacopeia

Under the terms of the master separation and distribution agreement and the tax sharing and indemnification agreement that we entered into with Pharmacopeia, we and Pharmacopeia will agree to indemnify one another from and after the distribution with respect to the indebtedness, liabilities and obligations that will be retained by our respective companies.  These indemnification obligations could be significant.  Our ability to satisfy any such indemnification obligations will depend upon the future financial strength of our company.  We cannot determine whether we will have to indemnify Pharmacopeia for any substantial obligations.  We also cannot assure you that, if Pharmacopeia becomes obligated to indemnify us for any substantial obligations, Pharmacopeia will have the ability to satisfy those obligations.  Any payment by Pharmacopeia or us pursuant to these indemnification provisions could have a material adverse effect on its business.  Any failure by Pharmacopeia or us to satisfy its indemnification obligations could have a material adverse effect on the other company’s business.

We will need to obtain financing on a stand-alone basis, which may be difficult because our financial and other resources may not be as strong as those of Pharmacopeia prior to the distribution.

Historically, all of our financing was done by Pharmacopeia at the parent level. We anticipate that our capital resources, including the $46.5 million contribution we received in the distribution, will be adequate to fund our operations at least through 2005.  Any future financing that we need to obtain will have to be raised on a stand-alone basis without reference to or reliance on Pharmacopeia financial condition and will be based upon our balance sheet.  In addition, we may be required to agree to abide by restrictive covenants that may limit our ability to do business as a condition to securing debt or equity financing.  We may not be able to secure adequate debt or equity financing on desirable terms or at all.  We have less financial and other resources than Pharmacopeia had prior to the distribution.  Our ability to obtain financing, and the terms thereof, will in large part depend on our financial condition and performance.  There can be no assurance that we will be able to obtain financing.  The cost to us of stand-alone financing may be materially higher than the cost of financing that we incurred as part of Pharmacopeia.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Our business is highly dependent upon the extent to which the pharmaceutical and biotechnical industries collaborate with drug discovery companies for one or more aspects of their drug discovery process.

We are highly dependent on pharmaceutical and biotechnology companies continuing to collaborate with outside companies to obtain drug discovery expertise. Our revenue depends to a large extent on research and development expenditures by the pharmaceutical and biotechnology industries, particularly companies outsourcing research and development projects and adding new and improved technologies to accelerate their drug discovery and development initiatives. Our capabilities include aspects of the drug discovery process that pharmaceutical companies have traditionally performed internally. Although there is a history among pharmaceutical and biotechnology companies of outsourcing drug research and development functions, this practice may not continue.

The willingness of these companies to expand or continue drug discovery collaborations or outsourcing of services to enhance their research and development activities is based on certain factors that are beyond our control. While we are unaware of a specific reason that any of the following factors will have a material impact on the willingness of current or potential collaborators to expand or continue drug discovery collaborations, examples of relevant factors include collaborators’ spending priorities among various types of research activities, their ability to hire and retain qualified scientists, their approach regarding expenditures during recessionary periods and their policies regarding the balance of research expenditures versus cost containment. Also, general economic downturns in our customers’ industries or any decrease in our customers’ research and development expenditures could harm our operations, as could increased popularity of management theories which counsel against outsourcing of critical business functions. Continued consolidation in the pharmaceutical and biotechnology industries may further decrease the number of potential customers. In addition, the popularity of scientific thinking that disfavors expensive products such as large diverse libraries could negatively impact our revenue or our sales mix. Any decrease in drug discovery spending by pharmaceutical and biotechnology companies could cause our revenue to decline and adversely impact our profitability.

Our ability to convince these companies to use our drug discovery capabilities rather than develop them internally will depend on many factors, including our ability to:

•                  develop drug discovery technologies that will result in the identification of higher-quality drug candidates;

•                  provide scientists and technologies that are of the highest caliber; and

•                  achieve intended results in a timely fashion, with acceptable quality and at an acceptable cost.

The importance of these factors varies from collaborator to collaborator, and we may be unable to meet any or all of them for some or all of our collaborators in the future.

Our revenue is highly concentrated in our largest collaborators and the termination of our collaboration with any of these collaborators would have a material adverse effect on our business, financial condition and results of operations.

During the quarter ended March 31, 2004, we earned approximately $3.7 million, or 69% of our revenue, under our research collaboration agreements with Schering-Plough, one of our longest-standing collaborative partners. In the third quarter of 2003, we entered into new multiyear drug discovery collaboration agreements with Schering-Plough, which continue certain existing programs and implement a number of new activities. The new agreements continue our collaboration with this partner through at least August 2006 and, under their terms, may be extended by the parties for up to three additional years based upon progress made in the programs governed by the agreements. The agreements may be terminated at the end of the third year, and Schering-Plough’s funding obligations may be reduced significantly before that time. There can be no assurance that the results of our collaboration with Schering-Plough will be sufficient to cause Schering-Plough not to exercise its rights to terminate the agreements. In light of the significance to us of the Schering-Plough relationship, the termination of our collaboration agreements would have a material adverse effect on us.

During the quarter ended March 31, 2004, we earned approximately $0.9 million, or 16% of our revenue, under our research collaboration agreements with N.V. Organon, our second largest customer. The principal agreement with N.V. Organon, entered into in February 2002, has a stated term of five years; however, N. V. Organon has the right to terminate the agreement in 2005 if we are unable to deliver compounds meeting the criteria specified in the agreement. We timely delivered the first compound required under this agreement for inspection and verification by N. V. Organon. However, there can be no assurance that these compounds will be compliant, or that future compliant compounds will be delivered before the enumerated dates. The termination of this agreement would have a material adverse effect on us because of the resulting decrease in our revenue.

During the year ended December 31, 2003, we earned approximately $3.4 million, or 11.4% of our revenue, under our research collaboration agreements with Novartis AG, our third largest customer in that year. We have completed all of the required services under our Novartis agreements. In addition, we have received all compensation with regard to collaborative services under these agreements. If we are unable to enter into agreements with other collaborators, there could be a material adverse effect on us because of the resulting decrease in our revenue.

If our collaborators are not able to successfully develop our existing clinical candidates, our business will be harmed.

Our collaborators, Bristol-Myers Squibb Company, Daiichi Pharmaceutical Co. and Schering-Plough Corporation, currently are performing clinical trials of prospective pharmaceutical products containing our proprietary compounds. In each case, the collaborator is responsible for the development of these potential products, the level of resources devoted to such development and the decision as to when, or whether, such development should cease. Numerous additional studies are necessary to support the further development of these product candidates. Results from preclinical studies conducted to date on these product candidates are not necessarily indicative of the results that may be obtained in clinical studies. Results from additional studies could cause our collaborators to discontinue or limit development of these product candidates. There can be no assurance that Bristol-Myers Squibb, Daiichi or Schering-Plough will continue to develop these programs. In addition, our collaborators may pursue alternative technologies or drug candidates, either on their own or in collaboration with others, that compete with our clinical candidates. If our collaborators do not continue their development efforts or if such efforts do not result in positive clinical results, we will not receive additional milestone and royalty payments from those efforts, and the market price of our common stock will be materially and adversely affected.

The development of our products is at an early stage and is uncertain.

Drug development is a highly uncertain process. Our approach and technology may never result in a commercial drug. None of our compounds are contained in products that have received regulatory approval for commercial sale, and currently we have only four candidates with respect to which clinical trials (i.e., human testing) have been commenced. All of our therapeutic candidates, including these clinical candidates, are in development, and face the substantial risks of failure inherent in the drug development process. Any potential pharmaceutical product emanating from one of our internal or collaborative programs must satisfy rigorous standards of safety and efficacy before the United States Food and Drug Administration (FDA) and foreign regulatory authorities will approve them for commercial use. To satisfy these standards, significant additional research, preclinical studies (i.e., animal testing) and clinical trials will be required.

Preclinical and clinical development of drug candidates is a long, expensive and uncertain process. Failure can occur at any stage of testing. Success in preclinical testing does not ensure that clinical trials will be successful. Based on results at any stage of product development, our development collaborators or we may decide to discontinue development of our product candidates.

Our product candidates and research programs are in the early stages of development and require significant, time-consuming and costly research and development, testing and regulatory approvals. We do not expect that our product candidates will be commercially available for many years, if ever. In addition, we pursue the discovery and initial development of product candidates using our integrated technology platform in both our internal and collaborative programs to implement our strategy of reducing the cost and time incurred by the pharmaceutical industry in developing drug candidates. To date, we have not identified a therapeutic candidate that has been developed into a commercial drug using our platform. It is uncertain whether our technology platform will achieve these goals at all or whether it will be competitive with platforms used by our competitors.

If we consume cash more quickly than expected, we may be unable to raise additional capital and we may be forced to curtail operations.

We anticipate that our capital resources, including the $46.5 million capital contribution we received in the distribution, will be adequate to fund our operations at least through 2005. However, changes may occur that would consume available capital resources before that time. While we are unaware of a specific reason that any such factor will have a material impact on our capital requirements, examples of relevant factors include:

•                  the costs associated with drug discovery services;

•                  our internal proprietary drug discovery activities;

•                  competing technological and market developments;

•                  changes in our existing collaborative relationships;

•                  the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, and the outcome of related litigation;

•                  the purchase of additional capital equipment;

•                  acquisitions of other businesses or technologies; and

•                  the progress of our milestone and royalty producing activities.

If we determine that we must raise additional capital, the capital could be raised through public or private financings involving debt or equity. However, additional capital may not be available on favorable terms, or at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

Disputes may arise between our collaborative partners and us as to royalties and milestones to which we are entitled.

The compound basis for drugs developed by a customer may be a derivative or optimized version of the compound screened or optimized by us. While our existing collaborative agreements provide that we will receive milestone payments and royalties with respect to certain products developed from certain derivative compounds, there can be no assurance that disputes will not arise over the application of payment provisions to such products. There can be no assurance that current or future collaborative partners will not pursue alternative technologies, or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments based on the targets which are the subject of the collaborative arrangements with us.

We may not successfully enter into additional collaborations or services agreements that allow us to participate in the future success of our product candidates through milestone, royalty and/or license payments, and we may never receive any milestone, royalty and/or license payments under our current or any future collaborations.

One of our business strategies is to expand our proprietary pipeline of drug candidates and to then enter into collaborations for the development of these drug candidates that will allow us to earn milestone, royalty and/or license payments. Our proprietary drug discovery program is in its early stage of development and is unproven. Although we have expended, and continue to expend, time and money on internal research and development programs, we may be unsuccessful in creating valuable proprietary drug candidates that would enable us to form additional collaborations and receive milestone, royalty and/or license payments.

Our collaborations and internal programs may not result in the discovery of potential drug candidates that will be safe or effective. Although we have received license and milestone fees to date, we may never receive any royalty payments, or any additional license and milestone fees, under our current or any future collaborations. Our receipt of any future milestone, royalty or license payments depends on many factors, including whether our collaborators desire to or are able to continue to pursue a potential drug candidate and the ultimate commercial success of the drug. Development and commercialization of potential drug candidates depend not only on the achievement of research objectives by our collaborators and us, but also on each collaborator’s financial, competitive, marketing and strategic considerations and regulation in the United States and other countries. If unforeseen complications arise in the development or commercialization of the potential drug candidates by our collaborators, we may not realize milestone, royalty or license payments.

The drug research and development industry is highly competitive and subject to technological change, and we may not have the resources necessary to compete successfully.

Many of our competitors have access to greater financial, technical, research, marketing, sales, distribution, service and other resources than we do. Moreover, the pharmaceutical and biotechnology industries are characterized by continuous technological innovation. We anticipate that we will face increased competition in the future as new companies enter the market and our competitors make advanced technologies available. Technological advances or entirely different approaches that we or one or more of our competitors develop may render our products, services and expertise obsolete or uneconomical. Additionally, the existing approaches of our competitors or new approaches or technologies that our competitors develop may be more effective than those we develop. We may not be able to compete successfully with existing or future competitors.

In addition, due to improvements in global communications, combined with the supply of lower cost Ph.D. level scientific talent in offshore locations such as China, India and Eastern Europe, we face the growing threat of competition for our services.

If we cannot manage the multiple relationships and interests involved in our collaborative arrangements and drug discovery programs, our business, financial condition and results of operations may be materially adversely affected.

We may need to successfully structure and manage multiple drug discovery programs and collaborative relationships, including maintaining confidentiality of the research being performed for multiple collaborators. We may be unable to manage successfully conflicts between competing drug development programs of third parties to which we offer services. From time to time, more than one of our collaborators may want to perform research concerning the same or molecularly similar disease targets. Because of that, we may be required to reconcile our relationships with those collaborators, particularly if both want to establish exclusive relationships with us with respect to that target or if one collaborator has an existing arrangement with us and the other would like us to perform services regarding a target restricted by that arrangement. Further, if we are working with a collaborator regarding a particular target, another of our collaborators may be researching the same target in one of its internal programs of which we have no knowledge. As a result, potential conflicts involving us may arise due to this competition between collaborators in a particular disease field of interest. Conflicts also may arise between our collaborators as to proprietary rights to particular compounds in our libraries or as to proprietary rights to biological targets such as receptors or enzymes against which we screen compounds in our libraries. The occurrence of conflicts could have a material adverse effect on our business, financial condition and results of operations.

If we use hazardous materials in a manner that causes injury or violates laws, we may be liable for damages.

Our activities involve the use of potentially harmful hazardous materials, chemicals and various radioactive compounds. These materials are utilized in the performance of our assay development, high-throughput screening and chemistry optimization services, and include common organic solvents, such as acetone, hexane, methylene chloride, acetonitrile, and isopropyl and methyl alcohol as well as common acids and bases. The waste from utilization of these solvents and other materials is disposed of through licensed third-party contractors. Further, we utilize an extremely wide variety of chemicals in the performance of our assay development, screening and optimization services. These chemicals, such as reagents, buffers and inorganic salts, typically are employed in extremely small amounts in connection with the work performed in our laboratories.

We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result. We maintain insurance coverage against environmental hazards arising from the storage and disposal of the materials utilized in our business. Although our management believes that such insurance has terms, including coverage limits, which are appropriate for our business, liabilities arising from the use, storage, handling or disposal of these materials could exceed our insurance coverage as well as our resources. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations could be significant. To our knowledge, we have not been, and currently are not, the subject of any governmental investigation concerning the violation of these federal, state and local laws and regulations. There can be no assurance that we will not be the subject of future investigations by governmental authorities.

We and our products are subject to strict government regulation, which may limit the development of products by us or our collaborators.

Regulation by governmental entities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products our customers or we may develop. The nature and the extent to which government regulation may apply to our customers and us will vary depending on the nature of the pharmaceutical products, if any. Virtually all pharmaceutical products require regulatory approval prior to commercialization. If we or our collaborators or licensees fail to obtain, or encounter delays in obtaining or maintaining, regulatory approvals, our financial results could be adversely affected. Similar regulatory procedures are required in countries outside the United States.

In addition, new legislation related to health care could reduce the prices pharmaceutical and biotechnology companies can charge for drugs they sell which, in turn, could reduce the amounts that they have available for collaborative relationships with us or for the purchase of our services. If pharmaceutical and biotechnology companies decrease the resources they devote to the research and development of new drugs, the number of collaborations we conclude and the amount of and profitability of services we perform could be adversely impacted and our revenue and profitability reduced. If prices that pharmaceutical and biotechnology companies can charge for drugs they sell decrease, the royalties, if any, we receive from the sale of products could also decrease, which would reduce our revenue and profitability.

We had net losses in recent years, and our future profitability is uncertain.

For the fiscal years ended December 31, 2001, 2002 and 2003, we had net losses of approximately $6.6 million, $2.1 million and $2.8 million, respectively.  During the three month period ended March 31, 2004, we had net losses of approximately $9.9 million, including restructuring and other charges of $5.9 million.  Continuing net losses may limit our ability to fund our operations and we may not generate income from operations in the future.

While we are unaware of a specific reason that any of the following factors is likely to occur, our future profitability depends upon many factors, including several that are beyond our control. These factors include:

•                  changes in the demand for collaborative relationships with us, or for our services;

•                  the introduction of competitive drug discovery services;

•                  changes in the research and development budgets of our customers and potential customers; and

•                  our ability to successfully, cost effectively and timely develop, introduce and market new collaborative arrangements, as well as the related services.

On a quarterly basis, our future profitability is likely to be highly volatile because it depends upon our receipt of milestone payments from our collaborators. We may not receive milestone payments on a regular basis or at all. Our ability to achieve profitability will be significantly impacted by the level of investment we determine to make in our internal proprietary programs in the future as well as the results of those programs.

Rapid changes in technology could have an adverse impact on our business.

Rapid technological change and uncertainty due to new and emerging technologies characterize the drug discovery industry. We may be unable to develop, integrate and market, on a timely basis, new and enhanced services necessary to keep pace with competitors. Our services and technologies may be rendered obsolete by the offerings of our competitors. Although we do not believe there are currently new significant technologies that we need to incorporate in our business to remain competitive in our industry, failure to anticipate or to respond to changing technologies, or significant delays in the development or introduction of services, could cause customers to delay or decide against purchases of our services.

Failure to attract and retain skilled personnel could materially and adversely affect us.

Our success depends in part on the continued service of key scientific, business development and management personnel and our ability to identify, hire and retain additional personnel. There is intense competition for qualified personnel. In particular, we believe that there is a shortage of scientists qualified to work in drug discovery. There is significant competition among drug discovery and development companies to hire such scientists. Immigration laws may further restrict our ability to attract or hire qualified personnel. We may not be able to continue to attract and retain the personnel necessary for our growth and development. Failure to attract and retain key personnel could have a material adverse effect on our business, financial condition and results of operations. Further, we are highly dependent on the principal members of our scientific, business development and management staff. One or more of these key employees could retire or otherwise leave our employ within the foreseeable future, and the loss of any of these people could have a material adverse effect on our business, financial condition and results of operations. We are currently conducting a search to hire a chief executive officer. Dr. Joseph A. Mollica, Ph.D. is expected to serve as our President and Chief Executive Officer until a successor is appointed. We do not, and do not intend to, maintain key person life insurance on the life of any employee.

Some of our development and marketing activities are, or will be, conducted by third parties. If these third parties fail to perform their functions satisfactorily, our revenue and earnings could be delayed, reduced or eliminated.

The ultimate success of our business plan heavily depends upon the successful discovery, development and commercialization of pharmaceutical products. Our endeavors will result in commercialized pharmaceutical products, if at all, only after significant preclinical and clinical development, requisite regulatory approvals, establishment of manufacturing capabilities and successful marketing. We do not currently have the technology, facilities, personnel or experience to accomplish all of these tasks on our own, and we will likely not have all the necessary resources in the foreseeable future. Therefore, we continue to depend heavily upon the expertise and dedication of sufficient resources by collaborative partners to develop and commercialize products primarily based on lead compounds discovered by us. If a collaborative partner fails to develop or commercialize a compound or product with respect to which it has rights from us, we may not receive any future milestone payments or royalties associated with that compound or product. Similarly, while we are unaware of a specific reason that any of the following factors will be experienced by our strategic collaborators, because we rely heavily on them, our revenue could be adversely affected if our collaborators:

•                  fail to select a target or product candidate we have identified for subsequent development;

•                  fail to gain the requisite regulatory approvals of product candidates;

•                  do not successfully commercialize products based on the compounds that we originate;

•                  do not conduct their collaborative activities in a timely manner;

•                  do not devote sufficient time or resources to our partnered programs or potential products;

•                  terminate their alliances or arrangements with us;

•                  develop, either alone or with others, products that may compete with our product candidates;

•                  dispute our respective allocations of rights to any products or technology developed during our collaborations; or

•                  merge with or are acquired by a third party that seeks to terminate our collaboration.

We are subject to risks associated with the operation of an international business

In the quarter ended March 31, 2004, approximately 57% of our revenue was derived from customers outside the United States. Approximately 54% of our revenue was derived from customers in Europe, and approximately 3% was derived from customers in the Asia/Pacific region. We anticipate that international revenue will continue to account for a significant percentage of our overall revenue. While we are unaware of a specific reason that any of the following factors will have a material impact on our revenue, our international operations are subject to the risk factors inherent in the conduct of international business, including:

•                  unexpected changes in regulatory requirements;

•                  longer payment cycles;

•                  import and export license requirements;

•                  tariffs and other barriers;

•                  political and economic instability;

•                  limited intellectual property protection;

•                  difficulties in collecting trade receivables;

•                  difficulties in staffing and managing foreign joint venture operations; and

•                  potentially adverse tax consequences.

We may not be able to sustain or increase our international revenue. Any of the foregoing factors may have a material adverse effect on our international operations and, therefore, our business, financial condition and results of operations.

We may not realize revenue from our extensive business development efforts.

Our collaborative relationships and the related services involve lengthy sales cycles, often requiring us to expend considerable financial and personnel resources without any assurance that revenue will be recognized. These cycles typically are long for a number of reasons. Factors include the strategic nature of our partnerships, the size of many such transactions, the confidential and proprietary nature of the biological targets against which we screen our chemical compound libraries, and the unique terms typically found in each of the transactions. As a result, we may expend substantial funds and effort to negotiate agreements for collaborative arrangements or services, but may ultimately be unable to complete the transaction and recognize revenue. In these circumstances, our business, financial condition and results of operations will be adversely affected.

Our operations may be interrupted by the occurrence of a natural disaster or other catastrophic event at our primary facilities.

We depend on our laboratories and equipment for the continued operation of our business. Our research and development operations and administrative functions are primarily conducted at our facilities in the Princeton, New Jersey area. Although we have contingency plans in effect for natural disasters or other catastrophic events, catastrophic events could still disrupt our operations. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies. Any natural disaster or catastrophic event in our facilities or the areas in which they are located could have a significant negative impact on our operations.

Because we do not intend to pay dividends, you will benefit from an investment in our common stock only if it appreciates in value.

We have never declared or paid any cash dividend on common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future. As a result, the success of your investment in our common stock will depend entirely upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which your shares traded immediately after the distribution.

Anti-takeover provisions under Section 203 of the Delaware General Corporation Law, provisions in our amended and restated certificate of incorporation and amended and restated bylaws, and our adoption of a stockholder rights plan may render more difficult the accomplishment of mergers or the assumption of control by a principal stockholder, making more difficult the removal of management.

Section 203 of the Delaware General Corporation Law may delay or deter attempts to secure control of our company without the consent of our management. In general, Section 203 prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years following the date the person becomes an interested stockholder, unless certain conditions are met.

Our amended and restated certificate of incorporation and amended and restated bylaws contain several provisions that could delay or make more difficult the acquisition of our company through a hostile tender offer, open market purchases, proxy contest, merger or other takeover attempt that a stockholder might consider in his or her best interest, including those attempts that might result in a premium over the market price of our common stock. Such provisions include the issuance of preferred stock without approval of the holders of our common stock, the classification of our board of directors, the election and removal of directors, restrictions on the ability of stockholders to take action without a meeting, restrictions on stockholders’ ability to call a special meeting and advance notice procedures regarding any proposal of stockholder business to be discussed at a stockholders meeting.

We have adopted a stockholder rights plan, which is triggered upon commencement or announcement of a hostile tender offer or when any one person or group acquires 15% or more of our common stock. The rights plan, once triggered, enables stockholders to purchase our common stock, and the stock of the entity acquiring us, at reduced prices. These provisions of our governing documents, stockholder rights plan and Delaware law could have the effect of delaying, deferring or preventing a change of control, including without limitation a proxy contest, making more difficult the acquisition of a substantial block of our common stock. The provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. Further, the existence of these anti-takeover measures may cause potential bidders to look elsewhere, rather than initiating acquisition discussions with us.

If we choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or to successfully integrate an acquired business or technology in a cost-effective and non-disruptive manner.

From time to time, we may choose to acquire complementary businesses, products or technologies instead of developing them ourselves. We do not know if we will be able to complete any acquisitions, or whether we will be able to successfully integrate any acquired businesses, operate them profitably or retain their key employees. Integrating any business, product or technology we acquire could be expensive and time-consuming, disrupt our ongoing business and distract company management. In addition, in order to finance any acquisition, we might need to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on less than favorable terms and, in the case of equity financing, on terms that may result in dilution to our stockholders. lf we are unable to integrate any acquired entities, products or technologies effectively, our business will suffer. In addition, under certain circumstances, amortization of assets or charges resulting from the costs of acquisitions could harm our business and operating results.

CERTAIN RISKS RELATED TO INTELLECTUAL PROPERTY

Positions taken by the U.S. Patent and Trademark Office or non-U.S. patent and trademark officials may preclude us from obtaining sufficient or timely protection for our intellectual property.

The patent positions of pharmaceutical and biotechnology companies are uncertain and involve complex legal and factual questions. The coverage claimed in a patent application can be significantly reduced before the patent is issued. There is a significant risk that the scope of a patent may not be sufficient to prevent third parties from marketing other products or technologies with the same functionality of our products and technologies. Consequently, some or all of our patent applications may not issue into patents, and any issued patents may provide ineffective remedies or be challenged or circumvented.

Third parties may have filed patent applications of which we may or may not have knowledge, and which may adversely affect our business.

Patent applications in the United States are maintained in secrecy for 18 months from filing or until a patent issues. Under certain circumstances, patent applications are never published but remain in secrecy until issuance. As a result, others may have filed patent applications for products or technology covered by one or more pending patent applications upon which we are relying. If applications covering similar technologies were to be filed before our applications, our patent applications may not be granted. There may be third-party patents, patent applications and other intellectual property or information relevant to our chemical compositions and other technologies that are not known to us,  that block us or compete with our chemical compositions or other technologies, or limit the scope of patent protection available to us. Moreover, from time to time, patents may issue which block or compete with our chemical compositions or other technologies, or limit the scope of patent protection available to us. Litigation may be necessary to enforce patents issued to us or to determine the scope and validity of the intellectual property rights of third parties.

We may not be able to protect adequately the trade secrets and confidential information that we disclose to our employees.

We rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. Competitors through their independent discovery (or improper means, such as unauthorized disclosure or industrial espionage) may come to know our proprietary information. We generally require employees and consultants to execute confidentiality and assignment-of-inventions agreements. These agreements typically provide that all materials and confidential information developed by or made known to the employee or consultant during his, her or its relationship with us are to be kept confidential, and that all inventions arising out of the employee’s relationship with us are our exclusive property. Our employees and consultants may breach these agreements, and in some instances we may not have an adequate remedy. Additionally, in some instances, we may have failed to require that employees and consultants execute confidentiality and assignment-of-inventions agreements.

Foreign laws may not afford us sufficient protections for our intellectual property, and we may not seek patent protection outside the United States.

We believe that our success depends, in part, upon our ability to obtain international protection for our intellectual property. However, the laws of some foreign countries may not be as comprehensive as those of the United States and may not be sufficient to protect our proprietary rights abroad. In addition, we may decide not to pursue patent protection outside the United States, because of cost and confidentiality concerns. Accordingly, our international competitors could obtain foreign patent protection for, and market overseas, products and technologies for which we are seeking U.S. patent protection and may be able to use these products and technologies to compete against us.

We may not be able to adequately defend our intellectual property from third party infringement, and third party challenges to our intellectual property may adversely affect our rights and be costly and time consuming.

Some of our competitors have, or are affiliated with companies having, substantially greater resources than we have, and those competitors may be able to sustain the costs of complex patent litigation to a greater degree and for longer periods of time than us. Uncertainties resulting from the initiation and continuation of any patent or related litigation could have a material adverse effect on our ability to compete in the marketplace pending resolution of the disputed matters. If our competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of invention, which could result in substantial costs to us, even if the outcome is favorable to us. Similarly, opposition proceedings may occur overseas, which may result in the loss or narrowing of the scope of claims or legal rights. Such proceedings will at least result in delay in the issuance of enforceable claims. An adverse outcome could subject us to significant liabilities to third parties and require us to license disputed rights from third parties or cease using the technology.

A patent issued to us may not be sufficiently broad to protect adequately our rights in intellectual property to which the patent relates.

Even if patents are issued to us, these patents may not sufficiently protect our interest in our chemical compositions or other technologies because the scope of protection provided by any patents issued to or licensed by us are subject to the uncertainty inherent in patent law. Third parties may be able to design around these patents or develop unique products providing effects similar to our products. In addition, others may discover uses for our chemical compositions or technologies other than those uses covered in our patents, and these other uses may be separately patentable. A number of pharmaceutical and biotechnology companies, and research and academic institutions, have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, patent applications or patents may conflict with our technologies, patent applications or patents. These conflicts could also limit the scope of patents, if any, that we may be able to obtain, or result in the denial of our patent applications. We are not currently aware of any such patent applications or patents that could have a material adverse effect on our business.

We may be subject to claims of infringement by third parties.

Third parties may claim infringement by us of their intellectual property rights. In addition, to the extent our employees are involved in research areas similar to those areas in which they were involved at their former employers, we may be subject to claims that one of our employees, or we, have inadvertently or otherwise used or disclosed the alleged trade secrets or other proprietary information of a former employer. From time to time, we have received letters claiming or suggesting that our products or activities may infringe third party patents or other intellectual property rights. Our products may infringe patent or other intellectual property rights of third parties. A number of patents may have been issued or may be issued in the future that could cover certain aspects of our technology and that could prevent us from using technology that we use or expect to use. We may be required to seek licenses for, or otherwise acquire rights to, technology as a result of claims of infringement. We may not possess proper ownership or access rights to the intellectual property we use. Third parties or other companies may bring infringement suits against us. Any claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event of a successful claim of product infringement against us, our failure or inability to license or design around the infringed technology could have a material adverse effect on our business, financial condition and results of operations. We are not currently involved in actions of this type that are material to our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our international sales generally are denominated in United States Dollars, and are, therefore, not exposed to changes in foreign currency exchange rates.

We do not use derivative financial instruments for trading or speculative purposes.  However, we regularly invest excess cash in overnight repurchase agreements that are subject to changes in short-term interest rates.  We believe that the market risk arising from holding these financial instruments is minimal.

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio since we have minimal debt.  We ensure the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk.  We mitigate default risk by investing in investment grade securities.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2004.

Item 4.  Controls and Procedures

For the quarterly period ending March 31, 2004 we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President, Finance (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report.  Our President and Chief Executive Officer and our Vice President, Finance concluded that there were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect our disclosure controls and procedures during the quarterly period.  Based upon this evaluation, our President and Chief Executive Officer and our Vice President, Finance concluded that as of March 31, 2004, our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  The Company’s management, including the Chief Executive Officer and Vice President, Finance, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud.  A control system, no matter how well designed and operated, cannot provide assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Additionally, our President and Chief Executive Officer and Vice President, Finance determined that there were no changes in our internal control over financial reporting during the quarterly period ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings

From time to time we may be a party to certain litigation in the ordinary course of our business, and we do not believe these matters, even if adversely adjudicated or settled, would have a material adverse effect on our financial condition or results of operations.

Item 2.           Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.           Defaults upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders.

None.

Item 5.           Other Information

None.

Item 6.           Exhibits and Reports on Form 8-K

(a) Exhibits.

31.1

Certification of the Principal Executive Officer of Pharmacopeia Drug Discovery, Inc. pursuant to Rule 13a-l4 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2

Certification of the Principal Financial Officer of Pharmacopeia Drug Discovery, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Chief Executive Officer of Pharmacopeia Drug Discovery, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of the Principal Financial Officer of Pharmacopeia Drug Discovery, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)                                  Filed herewith.

(b) Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACOPEIA DRUG DISCOVERY, INC.

Date:: June 2, 2004	By:	/s/ Joseph A. Mollica
Joseph A. Mollica
Chairman, President and Chief Executive Officer

	By:	/s/ Brian M. Posner
Brian M. Posner
Vice President, Finance

PHARMACOPEIA DRUG DISCOVERY, INC.

INDEX TO EXHIBITS

No.	EXHIBIT

31.1	Section 302 Certification of the Principal Executive Officer

31.2	Section 302 Certification of the Principal Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer

32.2	Section 906 Certification of the Principal Financial Officer