Form 10-Q
period 2004-06-30
PHARMACOPEIA DRUG DISCOVERY INC
filed 2004-08-06
CIK 1273013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 2, 2004
Common Stock, $0.01 par value	12,241,596

PHARMACOPEIA DRUG DISCOVERY, INC.

Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements

Pharmacopeia Drug Discovery, Inc.

Balance Sheets

(Amounts in thousands, except share and per share data)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$13,451	$524
Marketable securities	28,466	—
Accounts receivable	1,771	2,302
Prepaid expenses and other current assets	1,199	1,159
Total current assets	44,887	3,985

Property and equipment, net	11,222	6,957
Other assets	110	110
	$56,219	$11,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,223	$2,809
Accrued liabilities	1,309	951
Restructuring reserve, current portion	2,467	—
Deferred revenue, current portion	2,765	2,660
Total current liabilities	7,764	6,420

Restructuring reserve, long-term	2,031	—
Deferred revenue, long-term	274	325

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, $.01 par value, 2,500,000 shares authorized, none issued and outstanding	—	—
Common Stock $.01 par value, 50,000,000 shares authorized, 12,235,870 and 12,181,471 shares outstanding at June 30, 2004 and December 31, 2003, respectively	122	—
Additional paid-in capital	48,732	—
Deferred compensation	(320)	—
Accumulated deficit	(2,214)	—
Accumulated comprehensive income	(170)	—
Investment by Accelrys, Inc.	—	4,307
Total stockholders’ equity	46,150	4,307
Total liabilities and stockholders’ equity	$56,219	$11,052

See accompanying notes to these unaudited financial statements.

Pharmacopeia Drug Discovery, Inc.

Statements of Operations

(Amounts in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$5,107	$7,014	$10,476	$14,535
Cost of revenue	4,985	5,396	10,535	11,172
Gross margin	122	1,618	(59)	3,363

Operating costs and expenses:
Research and development	1,385	912	2,774	1,954
Sales, general and administrative	2,244	1,408	4,663	2,951
Restructuring and other charges	—	—	5,947	—
Total operating costs and expenses	3,629	2,320	13,384	4,905
Operating loss	(3,507)	(702)	(13,443)	(1,542)
Interest and other income, net	56	4	59	13
Loss before tax provision	(3,451)	(698)	(13,384)	(1,529)
Provision for income taxes	10	—	13	107
Net loss	$(3,461)	$(698)	$(13,397)	$(1,636)

Net loss per share:
• Basic and diluted	$(0.28)	$(0.06)	$(1.10)	$(0.13)

Weighted average number of common stock outstanding:
• Basic and diluted	12,179,890	12,155,751	12,167,821	12,155,751

See accompanying notes to these unaudited financial statements.

Pharmacopeia Drug Discovery, Inc.

Statements of Cash Flows

(Amounts in thousands)

	For the Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,397)	$(1,636)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	906	878
Contribution of stock to 401(k) members	65	—
Amortization of unearned compensation	34	—
Changes in assets and liabilities:
Trade receivables	531	(588)
Prepaid expenses and other current assets	(40)	59
Other assets		(239)
Accounts payable	(1,586)	(705)
Accrued liabilities	358	(734)
Restructuring reserve	4,956	—
Deferred revenue	54	(3,673)
Net cash used in operating activities	(8,119)	(6,638)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(5,629)	(260)
Purchases of marketable securities	(6,171)	—
Proceeds from sale of marketable securities	19,187
Net cash provided by (used in) investing activities	7,387	(260)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	192	—
Investment by Accelrys, Inc.	13,467	1,146
Net cash provided by financing activities	13,659	1,146
Net increase (decrease) in cash and equivalents	12,927	(5,752)
Cash and equivalents, beginning of period	524	6,737
Cash and equivalents, end of period	$13,451	$985

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income tax	$—	$—

NON-CASH FINANCING:

Included in the capital contribution by Accelrys upon distribution was $41,652 of marketable securities.

See accompanying notes to these unaudited financial statements.

Pharmacopeia Drug Discovery, Inc.

Notes to Unaudited Financial Statements

1.  Background and Basis of Presentation

Pharmacopeia Drug Discovery, Inc (“PDD” or the Company”) was incorporated on May 31, 2002 as a wholly owned subsidiary of Accelrys, Inc. (“Accelrys”), formerly Pharmacopeia, Inc. On December 18, 2003, Accelrys announced its plans to spin-off 100 percent of the shares of PDD in a pro rata tax-free distribution to its stockholders, subject to the satisfaction of certain conditions. Upon completion of the distribution on April 30, 2004, Accelrys distributed to its stockholders of record one share of PDD common stock for every two shares of Accelrys common stock held. A total of 12,181,471 shares were distributed. The financial statements have been revised to retroactively reflect the shares distributed  for all periods presented.

Accelrys contributed an amount of cash, cash equivalents and marketable securities to the Company such that upon consummation of the distribution on April 30, 2004, PDD had a cash, cash equivalents and marketable securities balance aggregating $46.5 million and all inter-company balances due to Accelrys were forgiven in their entirety by Accelrys and treated as a capital contribution; accordingly, such balances were reflected as investment by Accelrys for periods prior to April 30, 2004, at which time the amount was reclassified to additional paid-in capital. Earnings and losses accumulate in retained earnings (deficit) starting May 1, 2004.

 In connection with the distribution, Accelrys and the Company entered into a series of agreements, including a master separation and distribution agreement, a transition services agreement, a tax sharing and indemnification agreement and other agreements, which are intended to govern the ongoing relationship between the two companies. See note 7 for further information on the distribution.

PDD is a chemistry-based collaborative drug discovery company, focused on the creation of new small molecule therapeutics.  Using proprietary technologies and processes, the Company’s experienced scientists identify and optimize novel drug candidates through research collaborations with major pharmaceutical and biotechnology companies and through the Company’s own internally-funded drug discovery programs.

For periods prior to the distribution date, PDD’s financial statements were derived from the financial statements and accounting records of Accelrys using the historical results of operations and historical basis of the assets and liabilities of the Company’s business. Management believes the assumptions underlying the financial statements are reasonable. The financial statements included herein may not necessarily reflect the Company’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company during the periods presented.

For periods prior to the distribution date, the financial statements included allocations of certain Accelrys corporate headquarter assets, liabilities and expenses relating to the Company’s business that have been transferred to the Company from Accelrys. General corporate overhead has been allocated based on the Company’s revenue as a percentage of Accelrys’s total revenue. General corporate overhead primarily includes salary and expenses for executive management, finance, legal, human resources, information services and investor relations, and was $131 thousand and $354 thousand for the quarters ended June 30, 2004 and 2003, respectively, and $668 thousand and $711 thousand in the six months ended June 30, 2004 and 2003, respectively.  These costs are included in sales, general and administrative expenses in the accompanying statements of operations.

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. The December 31, 2003 financial information has been extracted from the audited financial statements included in the Company’s registration statement on Form 10 dated April 19, 2004 (the “Form 10”), which was filed in conjunction with the Company’s spin-off from Accelrys. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included.  Interim results are not necessarily indicative of the results that may be expected for the year. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto as of December 31, 2003 included in the Company’s Form 10.

2. Significant Collaborations

For the quarters ended June 30, 2004 and 2003 the Company’s research collaborations with Schering-Plough accounted for 57% and 49%, respectively, of revenue.  For the six months ended June 30, 2004 and 2003, the Company’s research collaborations with Schering-Plough accounted for 63% and 47%, respectively, of revenue. In the third quarter of 2003, the Company entered into new drug discovery collaborations with Schering-Plough, which continue certain existing programs and implement a number of new activities. The new agreements continue the Company’s collaboration with this partner through at least August 2006 and, under their terms, may be extended by the parties for up to three additional years based upon progress made in the programs governed by the agreements. The agreements may be terminated at the end of the third year, and Schering-Plough’s funding obligations may be reduced significantly before that time.  Under these agreements, PDD receives research funding which is recognized as revenue as services are performed. The Company may receive milestones upon the successful achievement of preclinical and clinical milestones. Milestone payments will be recognized as revenue when the milestones are achieved. Upon successful commercialization of any product resulting from this relationship, PDD will be entitled to receive royalties on sales of that product.

For the quarters ended June 30, 2004 and 2003, the Company’s research collaborations with N.V. Organon (“Organon”) accounted for 18% and 22%, respectively, of revenue.  For the six months ended June 30, 2004 and 2003, the Company’s research collaborations with Organon accounted for 17% and 21%, respectively, of revenue.  The current agreement with Organon, entered into in February 2002, has a stated term of five years; however, Organon has the right to terminate the agreement in 2005 if PDD is unable to deliver compounds meeting the criteria specified in the agreement. Under this agreement, PDD receives research funding to conduct its drug discovery activities to identify and optimize new drug candidates for multiple therapeutic targets provided by Organon. This revenue is recognized on a straight-line basis over the term of the collaboration. The Company may receive milestones upon the successful achievement of preclinical and clinical milestones. These milestones will be recognized as revenue when the milestones are achieved. Upon successful commercialization of any product resulting from this relationship, PDD will be entitled to receive royalties on sales of that product.

3.  Net Loss Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS 128”).  Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.  Diluted earnings per share include the potentially dilutive effect of outstanding stock options, or other dilutive securities. Shares outstanding for the Company for the period prior to the distribution are calculated based on the 12,181,471 shares distributed in the spin-off, adjusted for unvested restricted shares (see notes 1 and 7). The Company has a net loss for the periods presented; accordingly, the inclusion of common stock equivalents for outstanding stock options would be anti-dilutive and, therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

4.  Segment Information

The Company classifies its business operations in one operating segment.  All of the Company’s revenues are generated from this segment.  In the quarters ended June 30, 2004 and 2003, approximately 40% and 33%, respectively, of the Company’s revenue from unaffiliated customers was derived from within the United States, 51% and 66%, respectively, was derived from Europe, and 9% and 1%, respectively, was derived from Asia.  In the six months ended June 30, 2004 and 2003, approximately 42% and 29%, respectively, of the Company’s revenue from unaffiliated customers was derived from within the United States, 52% and 63%, respectively, was derived from Europe, 6% and 8%, respectively, was derived from Asia.

5.  Stock-Based Compensation

Generally, any outstanding options to purchase Accelrys common stock under Accelrys incentive compensation plans have been adjusted or converted to options to purchase PDD common stock to maintain the intrinsic value existing at the time of the distribution and maintain the ratio existing at the time of the distribution of the exercise price per share to the market value per share in accordance with applicable accounting standards.

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

Had the Company followed the fair value measurement provisions of SFAS 123, the following table summarizes the pro forma net loss and pro forma net loss per share that would have been recorded (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss:
As reported	$(3,461)	$(698)	$(13,397)	$(1,636)

Add: Stock-based employee compensation expense included in reported net loss	25		34
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(619)	(435)	(1,051)	(862)
Pro forma	$(4,055)	$(1,133)	$(14,414)	$(2,498)
Basic and diluted net loss per common share:
As reported	$(0.28)	$(0.06)	$(1.10)	$(0.13)
Pro forma	$(0.33)	$(0.09)	$(1.18)	$(0.21)

The fair value of each option granted during 2004 and 2003 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003
Dividend yield	0%	0%
Expected volatility	85.24%	87.02%
Risk-free interest rate	4.35%	2.84%
Expected life (years)	5.8	6.6

6.  Restructuring

During the quarter ended March 31, 2004, the Company executed a restructuring plan for the purpose of making its research and development activities more efficient by eliminating unnecessary facilities. Also a reduction in force of six administrative PDD employees occurred during that quarter, of whom all were terminated as of June 30, 2004.  As a result, restructuring related charges of approximately $5.9 million, as outlined below, were recognized as operating expense during the quarter ended March 31, 2004.

The following table summarizes the activity and balance of the restructuring reserve at June 30, 2004 (dollars in thousands):

	Severance Cost for Involuntary Employee Terminations	Costs to Exit Leased Facility	Total
Restructuring charges	$132	$5,718	$5,850
Utilization of Reserves:
Cash	(122)	(772)	(894)
Write-off Leasehold Improvements	—	(458)	(458)
Balance at June 30, 2004	$10	$4,488	$4,498

7.  Spin-off of Pharmacopeia Drug Discovery, Inc.

On April 30, 2004, Accelrys completed the spin-off of PDD into an independent, separately traded, publicly held company through the distribution to its stockholders of a dividend of one share of PDD common stock for every two shares of Accelrys common stock held.  Accelrys received an opinion of counsel that the transaction would qualify as tax-free to Accelrys stockholders, except for cash received in lieu of any fractional share interests.

In connection with the distribution, Accelrys and the Company entered into the agreements described below.

Master Separation and Distribution Agreement

The Company entered into a master separation and distribution agreement with Accelrys providing for, among other things, certain corporate transactions required to effect the distribution and other arrangements between the Company and Accelrys subsequent to the distribution. In particular, the agreement provided for ownership of the business, assets and liabilities necessary for ownership of the continuation of the Company’s business directly or indirectly, by the Company, and Accelrys’s remaining business assets and liabilities, directly or indirectly, by Accelrys.

Transition Services Agreement

The Company entered into a transition services agreement with Accelrys, pursuant to which Accelrys will provide PDD and PDD will provide Accelrys certain services during a transition period that commenced on the distribution date and the obligation to provide services will terminate no later than the first anniversary of the distribution date.

Under the terms of the transition services agreement, Accelrys will provide the Company with business development, financial information systems advice and support, support for the maintenance of corporate records and personnel administration and services. PDD will provide Accelrys with office space during the transition period.

The transition services agreement also provides that Accelrys will make available a sum of $1 million to be held as a “Services Fund” in a segregated account, in trust for the benefit of PDD and Accelrys.  PDD may use the Services Fund towards securing any service Accelrys agrees to provide PDD under the transition services agreement if PDD and Accelrys cannot resolve any dispute relating to the performance or nonperformance of such service by Accelrys after good faith negotiations. The Company will also use a portion of the Services Fund to acquire a financial system appropriate for its business and is entitled to use a portion of the Services Fund to update its corporate website and to acquire or license certain software packages appropriate for supporting the internal operations of its business. The amount remaining in the Services Fund, less applicable deductions, will be remitted to Accelrys.

In addition, the transition services agreement provides that Accelrys will make available a sum of $750 thousand to PDD in relation to any and all costs, expenses and fees not paid prior to the distribution date, associated with PDD’s consolidation of its facilities, including but not limited to construction and waste costs, expenses and fees. As of June 30, 2004, $534 thousand is available to PDD for these purposes.

The amounts made available to PDD under the transition services agreement are not included in the Company’s cash and cash equivalents balance as of June 30, 2004.

Tax Sharing and Indemnification Agreement

In order to allocate the Company’s responsibilities for taxes and certain other tax matters, the Company and Accelrys entered into a tax sharing and indemnification agreement.

Under the tax sharing and indemnification agreement, Accelrys is responsible for filing all federal consolidated income tax returns and all consolidated, combined, or unitary state and local income tax returns including PDD for all periods through the distribution date, and for paying all taxes related to those returns. Accelrys will act as the Company’s agent in connection with the filing of those returns, paying those taxes and responding to any audits that may arise in connection with those returns. Accelrys will be entitled to any refunds of income taxes related to those returns, and (except for certain spin-off taxes discussed below) will be responsible for any increased tax payments related to those returns as a result of any audits.

PDD is responsible for all state and local taxes imposed on it computed on a separate-company basis, and will be entitled to any refund of such taxes.

The Company and Accelrys have made certain covenants to each other in connection with the spin-off that PDD may not take certain actions without first obtaining an unqualified opinion of counsel that such actions will not cause the spin-off to become taxable. If the Company breaches any of the covenants in the tax sharing and indemnification agreement, and if PDD’s breach results in taxes being imposed on Accelrys in connection with the spin-off, then PDD will be liable for those taxes. Furthermore, the Company will be responsible for taxes that may be imposed on Accelrys pursuant to IRS Section 355(e) of the Internal Revenue Code of 1986, as amended, in connection with the transaction that results in a change in control of PDD, even though PDD may have obtained an opinion of counsel prior to the transaction.

Employee Matters Agreement

The Company and Accelrys entered into an employee matters agreement that allocated responsibilities and obligations with respect to certain employee benefit plans and other employment related matters.

Under the employee matters agreement, the Company and Accelrys identified those current and former employees employed (or, in the case of former employees, who were employed) in the Accelrys business and those employees employed in the PDD business. PDD assumed all the employee benefit plan, workers compensation, unemployment compensation, bonus, fringe benefit and vacation liabilities, which related to its current and former employees as of the distribution date. The Company will also, generally, recognize any service earned by its employees with Accelrys for purposes of determining eligibility for and vesting in any benefits.

During the transition period, which began on the distribution date and will end no later than December 31, 2004, PDD employees may continue their participation in plans maintained by Accelrys. The transition period with respect to any particular employee benefit (for example, the 401(k) savings plan or medical plan) may end prior to December 31, 2004 if Accelrys and PDD agree on such an earlier date. During the transition period, the Company will have input in the shared employee benefit plans with regard to its employees. However, Accelrys will be responsible for maintaining and administering these plans, notifying vendors, third party administrators, insurance companies and other service providers regarding the distribution, and will indemnify PDD for any liabilities that arise from a failure of Accelrys to fulfill its obligations under the employee matters agreement. Accelrys will not impose a fee on PDD under the employee matters agreement for the maintenance and administration of these plans. PDD, however, will be responsible for the pro rata portion of the costs and expenses incurred for the benefit its employees and former employees under these plans.

The Company has agreed with Accelrys that the distribution is not a severance of employment for the purposes of any employee benefit plan that PDD or Accelrys maintains.

Patent and Software License Agreement

The Company and Accelrys entered into a patent and software cross-licensing agreement between Accelrys and PDD in regards to certain intellectual property rights so as to assure continued access to such intellectual property, most of which is significant to the uninterrupted availability of certain of the products and services of the Company.

Under the patent and software license agreement, Accelrys granted PDD a worldwide, paid-up, royalty-free, irrevocable, nontransferable and nonexclusive license to use certain software products for the sole purpose of processing the work of PDD’s business. The license is in effect until April 30, 2007, unless earlier terminated by either party or Accelrys under certain limited circumstances or extended by mutual written agreement by the Company and Accelrys.

Pursuant to the patent and software license agreement, Accelrys granted PDD a worldwide, paid-up, royalty-free, irrevocable, nontransferable, and non-exclusive license to certain Accelrys-owned patents. This license is in effect until the last of the patents made part of the patent and software license agreement expires.

Pursuant to the patent and software license agreement, PDD granted Accelrys a worldwide, paid-up, royalty-free, irrevocable, nontransferable, and non-exclusive license to certain PDD-owned patents. This license is in effect until the last of the PDD-owned patents made part of the patent and software license agreement expires.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results Of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding us and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include those which express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact.  These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown which could cause actual results and developments to differ materially from those expressed or implied in such statements.  These forward-looking statements include statements about the following:

•                  our intentions regarding the establishment and continuation of drug discovery collaborations with leading pharmaceutical and biotechnology organizations;

•                  our ability to build our pipeline of novel drug candidates, both through third party collaborations and our own internally-funded drug discovery programs;

•                  our intentions to build upon our position as a leading chemistry provider;

•                  our expectations regarding the potential benefits to us of the separation of us and Accelrys,  our former parent;

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

•                  the distribution being tax-free to Accelrys and its stockholders for federal income tax purposes and under section 355 of the Internal Revenue Code of 1986, as amended;

•                  our relationship with Accelrys after the distribution; and

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

The Company

Overview

We are a chemistry-based collaborative drug discovery company, focused on the creation of new small molecule therapeutics.  Small molecule drug candidates typically are orally available (i.e., may be taken in capsule or tablet form) and offer manufacturing and delivery advantages over other types of therapeutics.  Using proprietary technologies and processes, our experienced scientists identify and optimize novel drug candidates through research collaborations with major pharmaceutical and biotechnology companies and through our own internally-funded drug discovery programs.  Our collection of approximately 7.5 million proprietary compounds, which we believe is one of the largest in the pharmaceutical industry based upon publicly available information from the websites of our major competitors and certain other companies in the pharmaceutical industry, is available for use in our collaborative and internal research programs and forms the basis of our growing pipeline of potential drug candidates.In the past year several of our partners commenced clinical trials with four of our proprietary compounds.

We have drug discovery collaborations with leading pharmaceutical companies and emerging biotechnology companies.  Our contributions to our partners’ drug discovery programs include:  the provision of large, diverse libraries of proprietary drug-like chemical compounds from which potential therapeutic candidates can be identified; our high throughput and ultra high throughput screening of these compounds against disease targets of interest provided by the partner in which we test a disease-related target against tens of thousands (with respect to high throughput) or to hundreds of thousands (with respect to ultra high throughput) of our potential small molecule therapeutic compounds per week; our optimization of active compounds identified in the screening process, in which we refine the molecular structure of the lead compounds in an attempt to improve their efficacy, potency and safety; our provision of medicinal chemistry capabilities through which our scientists design, synthesize (i.e., physically make in our laboratories) and optimize those lead compounds that we or our collaborators believe are potential drug candidates; and our delivery of other services (such as in vitro pharmacology) traditionally performed by research divisions within pharmaceutical and biotechnology companies.  Our collaborative agreements typically require our customers to fund our provision of services, and provide for our receipt of significant milestone payments if and as our discoveries progress through the development process.  Thereafter, should any of these drug candidates become pharmaceutical products we typically would be entitled to receive royalty payments calculated as a percentage of the net sales of the products.  Our business is highly dependent upon the extent to which the pharmaceutical and biotechnology companies collaborate with outside companies for drug discovery expertise.  The willingness of pharmaceutical and biotechnology companies to expand or continue drug discovery collaborations or outsource services to enhance their research and development activities are based on certain factors that are beyond our control.  There can be no assurance that our existing collaborative relationships will continue, that we will develop new relationships with similar large organizations on terms favorable to us, that any of our existing or new alliances will produce substantial revenue or profit opportunities, or that the scientific outcomes of any of these programs will be successful.

In addition to collaborative drug discovery, we conduct proprietary research to discover new drug-like lead compounds with commercial potential.  Unlike our typical collaborative partnerships, we provide the required funding for these programs.  As we do not receive funding from third party collaborators with respect to these proprietary programs, we retain all intellectual property and ownership rights in any compounds discovered.  At an appropriate point, we may determine to license one or more of these compounds to a third party (usually a larger pharmaceutical organization).  Licensing at this point in the compound’s development enables us to take advantage of the additional resources, expertise and technologies of the licensee company in order to further the development of the compound.  We enter into such licenses with third parties in return for up-front fees and milestone payments, as well as recurring royalty payments if these compounds are developed into new commercial drugs.  These agreements convert our proprietary programs into collaborative partnerships, typically at a more advanced state of the drug development process.

Our drug discovery efforts have produced four clinical candidates so far.  Our first candidate, a p38 Kinase Inhibitor for rheumatoid arthritis developed in collaboration with Bristol-Myers Squibb Company, commenced clinical trials in August 2003.  This potential new drug, a small molecule from our proprietary compound collection (and the product of one of our internal development programs), currently is in Phase I of clinical testing.  A second of our proprietary internal compounds targets an inflammation indication and commenced clinical trials in November 2003.  This clinical candidate is a product of our collaboration with Daiichi Pharmaceutical Co.  Our third candidate, a compound targeting a respiratory indication developed in collaboration with Schering-Plough Corporation, commenced clinical trials in December 2003.  The Schering-Plough relationship produced a second clinical candidate, which is our fourth clinical candidate, in March 2004, when Schering-Plough initiated clinical trials for an inflammation indication with respect to another compound discovered in the collaboration.  We have received significant milestone payments from each of Bristol-Myers Squibb, Daiichi and Schering-Plough and, to the extent the compounds progress through the clinical process, we will be entitled to receive additional milestone payments.  We are also entitled under the agreements with each of these partners to receive royalties on the commercial sale, if any, of a new drug emanating from the relationship.  Although these collaborators currently are performing clinical trials of prospective pharmaceutical products containing our proprietary compounds, numerous additional studies will be necessary to support the further development of these product candidates.  Results from preclinical studies conducted to date on these product candidates are not necessarily indicative of the results that may be obtained in future clinical studies.  There can be no assurance that these collaborators will continue these programs.

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

On April 30, 2004, Accelrys (formerly Pharmacopeia, Inc.), then our sole stockholder, distributed all outstanding shares of our common stock to the holders of common stock of Accelrys.  We thereafter began operations as an independent, separately traded, publicly held company.  The distribution was made without payment of any consideration or the exchange of any shares by Accelrys stockholders.  In the distribution, Accelrys stockholders received one share of our common stock for every two shares of Accelrys common stock held of record.  The stock traded as when issued from April 20, 2004 through April 30, 2004 and began regular trading on The Nasdaq National Market on May 3, 2004 under the trading symbol “PCOP.”

On July 19, 2004, we announced the appointment of Leslie J. Browne, Ph.D., as our president and chief executive officer.  We expect Dr. Browne’s employment to begin on August 9, 2004.

Liquidity and Capital Resources

 Prior to the distribution we had funded our activities primarily through Accelrys’s consolidated operations, including revenue derived from collaborative partnerships, and milestone payments. Accelrys contributed an amount of cash, cash equivalents and marketable securities such that upon consummation of the distribution on April 30, 2004, we had a cash, cash equivalents and marketable securities balance aggregating $46.5 million.

In connection with the distribution, Accelrys and we entered into a transition services agreement that provides that Accelrys will make available a sum of $1 million to be held as a “Services Fund” in a segregated account, in trust for the benefit of us and Accelrys.  We may use the Services Fund towards securing any service Accelrys agrees to provide under the transition services agreement if we and Accelrys cannot resolve any dispute relating to the performance or nonperformance of such service by Accelrys after good faith negotiations. We will also use a portion of the Services Fund to acquire a financial system appropriate for our business and are entitled to use a portion of the Services Fund to update our corporate website and to acquire or license certain software packages appropriate for supporting the internal operations of our business. The amount remaining in the Services Fund, less applicable deductions, will be remitted to Accelrys.

In addition, the transition services agreement provides that Accelrys will make available a sum of $750 thousand to us in relation to any and all costs, expenses and fees not paid prior to the distribution date, associated with our consolidation of our facilities, including but not limited to construction and waste costs, expenses and fees. As of June 30, 2004, $534 thousand is available to complete the consolidation project.

The amounts made available to us under the transition services agreement are not included in our cash and cash equivalents balance as of  June 30, 2004.

As of June 30, 2004, we had cash, cash equivalents and marketable securities of $41.9 million compared to $524 thousand at December 31, 2003, representing 75% and 5% of our total assets, respectively. We invest excess cash in highly liquid investment-grade marketable securities, including corporate bonds and United States government and agency securities.

The following is a summary of selected cash flow information for the six months ended June 30, 2004 and 2003:

	Six months ended June 30,
	2004	2003
Net loss	$(13,397)	$(1,636)
Adjustments for noncash operating items	1,005	878
Net cash operating loss	(12,392)	(758)
Net change in assets and liabilities	4,273	(5,880)
Net cash used in operating activities	$(8,119)	$(6,638)

Net cash provided by (used in) investing activities	$7,387	$(260)

Net cash provided by financing activities	$13,659	$1,146

Net cash used in operating activities

Net operating cash outflows for the six months ended June 30, 2004 have resulted primarily from our operating loss due to our decrease in revenue and our increase in the funding of our internal drug discovery efforts.

Net cash provided by investing activities

Cash provided by investing activities for the six months ended June 30, 2004 relates primarily to the sales and maturities of marketable securities partially offset by expenditures for leasehold improvements undertaken in connection with the consolidation of our facilities to one location.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2004 consists of the capital contribution made to us by Accelrys upon the distribution and proceeds from the issuance of common stock in connection with our employee stock option and employee stock purchase plans.

Liquidity and Capital Resources Outlook

We expect to continue to use our capital to fund operating losses. We expect that our research and development expenditures will increase in the future as we increase our internal drug discovery efforts to add to our pipeline of programs.  Conducting our own drug discovery research is a key component of our business model.

In addition, our capital requirements may increase in future periods as we seek to expand our technology platform through investments, licensing arrangements, technology alliances, or acquisitions.

We are obligated to pay approximately $4.5 million in costs in connection with a facility we exited in the first quarter of 2004. The lease on this facility expires in April 2006.

We anticipate that our capital resources will be adequate to fund our operations at least through 2005. However, there can be no assurance that changes will not occur that would consume available capital resources before then. Our capital requirements depend on numerous factors, including our ability to extend existing agreements and to enter into additional arrangements, competing technological and market developments, changes in our existing collaborative relationships, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights and the outcome of related litigation, the purchase of additional capital equipment, acquisitions of other businesses or technologies, and the progress of our customers’ milestone and royalty producing activities. Prior to exhausting our current capital resources, we will need to raise additional funds to finance our operating activities or enter into strategic initiatives intended to further the development of our business. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.  Our forecasts of the period of time through which our financial resources will be adequate to support our operations are forward-looking information, and actual results could vary.  The factors described earlier in this paragraph will impact our future capital requirements and the adequacy of our available funds.

Results of Operations

Three months ended June 30, 2004 and 2003

Our revenue decreased 27% to $5.1 million in the quarter ended June 30, 2004 compared to $7.0 million in the quarter ended June 30, 2003.  The decrease was primarily due to a decrease in lead optimization revenue due to the expiration of one of our collaborations with N.V. Organon, no revenue being recognized from our screening services activities with Novartis, and reduced revenue from our collaborations with Schering-Plough. Revenue from our new collaborations with Taiho, Neurocrine, and Altana partially offset the decrease in revenue.   No milestone revenue was recorded in the quarter ended June 30, 2004 compared to $100 thousand recorded in the quarter ended June 30, 2003.

Cost of revenue includes the labor, material, equipment and allocated facilities cost of our scientific staff who are working on collaborative partnerships. Gross margin decreased to $100 thousand in the quarter ended June 30, 2004 from $1.6 million in the quarter ended June 30, 2003.  Gross margin as a percentage of revenue was 2% for the quarter ended June 30, 2004, compared to 23% of revenue in the quarter ended June 30, 2003.  The gross margin decreased substantially due to the decrease in service revenue, which resulted in the under-absorption of fixed costs allocated to collaborative partnerships.

Research and development expenses include labor, material, equipment and allocated facilities cost of scientific staff working on unfunded internal drug discovery projects. Internal drug discovery projects are focused on the creation of new small molecule therapeutics using proprietary technologies and our collection of 7.5 million proprietary compounds to identify and optimize novel drug candidates. Because of the speculative nature of these internal drug discovery projects, it is not possible to estimate completion dates, or estimated costs of completion. Additionally, from time to time, depending on requirements under collaborative partnership work, certain staff and other research and development resources may be temporarily redirected to collaborative partnership work which redirection may also delay or impact the cost of internal drug discovery projects. Research and development expenses increased 52% to $1.4 million in the quarter ended June 30, 2004 compared to $900 thousand in the quarter ended June 30, 2003. The increase is consistent with our decision to increase our investment in our proprietary research drug discovery efforts.

Sales, general and administrative expenses increased by 59% to $2.2 million in the quarter ended June 30, 2004 compared to $1.4 million in the quarter ended June 30, 2003.  The increase in sales, general and administrative expenses is primarily attributable to additional costs associated with our being an independent company, including salary and expenses for executive management, finance, legal, human resources, information services, investor relations, and corporate governance. Prior to the distribution, general corporate overhead had been allocated had based on our revenue as a percentage of Accelrys’ s total revenue. The increase in sales, general and administrative is also due to moving costs incurred in the consolidation of our research and development facilities.

We recorded an income tax provision for the quarter ended June 30, 2004 related to corporate franchise taxes.

As a result of the revenues and costs described above, the Company generated a net loss of $3.5 million ($0.28 per diluted share) in the quarter ended June 30, 2004 compared to a net loss of $700 thousand ($0.06 per diluted share) in the quarter ended June 30, 2003.

Six months ended June 30, 2004 and 2003

Our revenue decreased 28% to $10.5 million in the six months ended June 30, 2004 compared to $14.5 million in the six months ended June 30, 2003.  The decrease was primarily due to a decrease in milestone revenue, a decrease in lead optimization revenue due to the expiration of one of our collaborations with N.V. Organon, the significant reduction in our screening services activities with Novartis, and reduced revenue from our collaborations with Schering-Plough. Revenue from our new collaborations with Taiho, Neurocrine, and Altana partially offset the decrease in revenue.  Milestone revenue recorded in the six months ended June 30, 2004 and 2003 was $1.0 million, and $2.0 million, respectively.  Excluding the revenue from milestones, revenue decreased 24% to $9.5 million in the six months ended June 30, 2004 compared to $12.5 million in the six months ended June 30, 2003.

Cost of revenue includes the labor, material, equipment and allocated facilities cost of our scientific staff that are working on collaborative partnerships. Gross margin decreased to ($100) thousand in the six months ended June 30, 2004 from $3.4 million in the six months ended June 30, 2003.  Gross margin as a percentage of revenue was (1%) for six months ended June 30, 2004, compared to 23% of revenue in the six months ended June 30, 2003.  The gross margin decreased substantially due to the decrease in milestone revenue, which carries no significant associated cost of revenue, and the decrease in service revenue resulting in the under-absorption of fixed costs allocated to collaborative partnerships.

Research and development expenses include labor, material, equipment and allocated facilities cost of scientific staff working on unfunded internal drug discovery projects. Our internal drug discovery projects are focused on the creation of new small molecule therapeutics using proprietary technologies and our collection of 7.5 million proprietary compounds to identify and optimize novel drug candidates. Because of the speculative nature of these internal drug discovery projects, it is not possible to estimate completion dates, or estimated costs of completion. Additionally, from time to time, depending on requirements under collaborative partnership work, certain staff and other research and development resources may be temporarily redirected to collaborative partnership work which redirection may also delay or impact the cost of internal drug discovery projects. Research and development expenses increased 42% to $2.8 million in the six months ended June 30, 2004 compared to $2.0 million in the six months ended June 30, 2003. The increase is consistent with our decision to increase our investment in our proprietary research drug discovery efforts.

Sales, general and administrative expenses increased by 58% to $4.7 million in the six months ended June 30, 2004 compared to $3.0 million in the six months ended June 30, 2003.  The increase in sales, general and administrative expenses is attributable to additional costs associated with our being an independent company, including salary and expenses for executive management, finance, legal, human resources, information services, investor relations, and corporate governance. Prior to the distribution, general corporate overhead had been allocated based on our revenue as a percentage of Accelrys’ s total revenue. The increase in sales, general and administrative is also due to moving costs incurred in the consolidation of our research and development facilities.

During the six months ended June 30, 2004, we undertook a restructuring and certain other actions.  Accordingly, restructuring and other charges of $5.9 million were incurred.  The charge included severance payments, the cost to exit a leased facility, and the acceleration of a deferred compensation charge.

We recorded an income tax provision for the six months ended June 30, 2004 related to corporate franchise taxes. The provision for the six months ended June 30, 2003 included foreign taxes, as well as corporate franchise taxes.

As a result of the revenues and costs described above, we generated a net loss of $13.4 million ($1.10 per diluted share) in the six months ended June 30, 2004, compared to a net loss of $1.6 million ($0.13 per diluted share) in the six months ended June 30, 2003.

Net Loss Outlook

We have had net losses in recent years and we expect to incur losses in future periods. We are highly dependent on the success of our research and development programs with our existing collaborators and our ability to successfully, cost effectively and timely develop, introduce and market new collaborative arrangements. On a quarterly basis, our future profitability is likely to be highly volatile because it depends upon our receipt of milestone payments from our collaborators. We may not receive milestone payments on a regular basis or at all. In addition, our ability to achieve profitability will be significantly impacted by the increased level of investment we have determined to make in our internal proprietary programs in the future as well as the results of those programs. We believe that we may incur higher sales, general, and administrative costs than the historical amounts reflected in the financial statements since we are now operating as an independent public company. There is no assurance that we will ever achieve profitable operations, or that profitable operations, if achieved, could be sustained on a continuing basis.

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

Long-Lived Assets-We review long-lived assets, including leasehold improvements, property and equipment, and acquired technology rights, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This requires us to estimate future cash flows related to these assets. Actual results could differ from these estimates, which may affect the carrying amount of assets and the actual amortization expense. As of June 30, 2004, we had long-lived assets with a net book value of $11.3 million.

Certain Risks Related to Our Business

As further described herein, our performance and financial results are subject to risks and uncertainties including, but not limited to, the following specific risks:

RISKS RELATED TO ESTABLISHING OUR COMPANY AS INDEPENDENT FROM ACCELRYS

We have no current history of operating as an independent company.

Although Accelrys, Inc. was operated exclusively as a chemistry-based collaborative drug discovery business prior to its acquisition of its software business, our management team has not recently operated our company as a public, stand-alone company, and we have a new board of directors appointed by Accelrys, most of whom previously served on the board of directors of Accelrys prior to the distribution. Our ability to satisfy our obligations and increase revenues will be solely dependent upon the future performance of the businesses we own and operate, and we will not be able to rely upon the financial and other resources and cash flows of those business lines remaining with Accelrys.  Since we do not have an operating history as a separate entity, it will be difficult for anyone to accurately forecast our future revenue and other operating results.

Our historical financial information may not be representative of our results as a separate company.

The historical financial information included in this report differs from the results of operations, financial condition and cash flows that would have been achieved had we been operated independently during the period and as of the dates presented.  Prior to the distribution, our businesses were operated by Accelrys as part of its broader corporate organization rather than as a stand-alone company.  Historically, Accelrys performed certain corporate functions for us, including legal services, treasury administration, insurance administration, internal audit and corporate income tax administration.  Now that the distribution is complete, Accelrys will not provide assistance to us, other than to provide various corporate support, information systems and human resources services during a transition period.

We are in the process of creating our own, or engaging third parties to provide, corporate administrative functions to replace many of the corporate administrative functions Accelrys provided prior to the distribution.  We may incur costs for these functions that are higher than the amounts reflected in our historical financial information.

Our historical financial information contains assumptions about our expenses that may change, such as:

•                  our historical financial information reflects allocations, primarily with respect to corporate overhead, for services provided to us by Accelrys which may not reflect the actual costs we will incur for similar services as a stand-alone company; and

•                  our historical financial information does not reflect changes that we expect to occur in the future as a result of our separation from Accelrys, including changes in how we fund our operations as well as tax and employee matters.

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

Accordingly, to the extent that our historical financial information is not reflective of what our results of operations, financial condition and cash flows would have been had we been an independent company during the periods presented, that historical financial information will not be a reliable indicator of what our results of operations, financial condition and cash flows will be in the future.  Therefore, you should not make any assumptions regarding our future performance based on the historical financial information in this report.

Our stock price may be volatile, and your investment in our stock could decline in value.

The market price for our common stock has been highly volatile and may continue to be highly volatile in the future.  During May and June 2004, when our common stock traded independently following the distribution, the closing price was $5.23 per share at its low point in June 2004 and $8.18 per share at its high point in May 2004.  Our quarterly operating results, changes in general conditions in the economy or the financial markets, and other developments affecting our competitors or us could cause the market price of our common stock to fluctuate substantially.  In recent years, the stock market has experienced significant price and volume fluctuations.

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

Accelrys obtained an opinion from Dechert LLP, its counsel, to the effect that the distribution qualifies as a transaction that is generally tax-free under Sections 355 and/or 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”). Current tax law generally creates a presumption that the distribution would be taxable to Accelrys but not to its stockholders if we engage in, or enter into an agreement to engage in, a transaction that would result in a 50 percent or greater change by vote or by value in our stock ownership during the four-year period beginning on the date that begins two years before the distribution date, unless it is established that the transaction is not pursuant to a plan or series of transactions related to the distribution.

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

We and Accelrys have entered into a tax sharing agreement under which we have made certain covenants to each other in connection with the distribution that we may not take certain actions without first obtaining an unqualified opinion of counsel or an Internal Revenue Service ruling that such actions will not cause the distribution to become taxable.  Pursuant to these covenants, generally (1) we may not liquidate, merge, or consolidate with any other person, sell our assets except in the ordinary course of business, or enter into any substantial negotiations, agreements, or arrangements with respect to any such transaction, for at least six months after the distribution date; (2) we will, for two years after the distribution date, continue the active conduct of the drug discovery business; (3) we will not repurchase our stock except in certain circumstances permitted by the Internal Revenue Service; (4) we will not take any actions inconsistent with the representations made in connection with the issuance by Dechert LLP of its opinion with respect to the distribution; and (5) we will not take or fail to take any other action that would result in any tax being imposed on the distribution.  Accelrys may seek an injunction to enforce these covenants.  Particularly during the six-month period following the distribution, these restrictions could substantially limit our strategic and operational flexibility, including our ability to finance our operations by issuing equity securities, to make acquisitions using equity securities, to repurchase our equity securities, to raise money by selling assets, or to enter into business combination transactions.

We have agreed to indemnify Accelrys for taxes and related losses resulting from any actions we take that cause the distribution to fail to qualify as a tax-free transaction.

We have agreed to indemnify Accelrys for any taxes and related losses (including any applicable interest and penalties, all related accounting, legal and other professional fees, all related court costs and all costs, expenses and damages associated with related stockholder litigation or controversies and any amount paid in respect of the liability of stockholders) resulting from a breach of any of the covenants described above.  Furthermore, we will be responsible for taxes that may be imposed upon Accelrys pursuant to section 355(e) of the Code in connection with a transaction that results in a change in control of us, even though we will have obtained an Internal Revenue Service ruling or an unqualified opinion of counsel prior to the transaction.  The amount of any indemnification payments could be substantial.  The amount of Accelrys taxes for which we are agreeing to indemnify Accelrys will be based on the excess of the aggregate fair market value of our stock as of the distribution date over Accelrys tax basis in our stock.

We may be required to indemnify Accelrys, or may not be able to collect on indemnification rights from Accelrys

Under the terms of the master separation and distribution agreement and the tax sharing and indemnification agreement that we entered into with Accelrys, we and Accelrys agreed to indemnify one another from and after the distribution with respect to the indebtedness, liabilities and obligations retained by our respective companies.  These indemnification obligations could be significant.  Our ability to satisfy any such indemnification obligations will depend upon the future financial strength of our company.  We cannot determine whether we will have to indemnify Accelrys for any substantial obligations.  We also cannot assure you that, if Accelrys becomes obligated to indemnify us for any substantial obligations, Accelrys will have the ability to satisfy those obligations.  Any payment by Accelrys or us pursuant to these indemnification provisions could have a material adverse effect on its business.  Any failure by Accelrys or us to satisfy its indemnification obligations could have a material adverse effect on the other company’s business.

We will need to obtain financing on a stand-alone basis, which may be difficult because our financial and other resources may not be as strong as those of Accelrys prior to the distribution.

Historically, all of our financing was done by Accelrys at the parent level. We anticipate that our capital resources, including our existing cash, cash equivalents and marketable securities as of June 30, 2004 of approximately $41.9 million, will be adequate to fund our operations at least through 2005.  Any future financing that we need to obtain will have to be raised on a stand-alone basis without reference to or reliance on Accelrys’ financial condition and will be based upon our balance sheet.  In addition, we may be required to agree to abide by restrictive covenants that may limit our ability to do business as a condition to securing debt or equity financing.  We may not be able to secure adequate debt or equity financing on desirable terms or at all.  We have less financial and other resources than Accelrys had prior to the distribution.  Our ability to obtain financing, and the terms thereof, will in large part depend on our financial condition and performance.  There can be no assurance that we will be able to obtain financing.  The cost to us of stand-alone financing may be materially higher than the cost of financing that we incurred as part of Accelrys.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Our business is highly dependent upon the extent to which the pharmaceutical and biotechnology industries collaborate with drug discovery companies for one or more aspects of their drug discovery process.

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

The willingness of these companies to expand or continue drug discovery collaborations or outsourcing of services to enhance their research and development activities is based on certain factors that are beyond our control. While we are unaware of a specific reason that any of the following factors will have a material impact on the willingness of current or potential collaborators to expand or continue drug discovery collaborations, examples of relevant factors include collaborators’ spending priorities among various types of research activities, their ability to hire and retain qualified scientists, their approach regarding expenditures during recessionary periods and their policies regarding the balance of research expenditures versus cost containment. Also, general economic downturns in our customers’ industries or any decrease in our customers’ research and development expenditures could harm our operations, as could increased popularity of management theories which counsel against outsourcing of critical business functions. Continued consolidation in the pharmaceutical and biotechnology industries may further decrease the number of potential customers. In addition, the popularity of scientific thinking that disfavors expensive products, such as large diverse libraries could negatively impact our revenue or our sales mix. Any decrease in drug discovery spending by pharmaceutical and biotechnology companies could cause our revenue to decline and adversely impact our profitability.

Our ability to convince these companies to use our drug discovery technology and capabilities rather than develop them internally will depend on many factors, including our ability to:

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

During the six months ended June 30, 2004, we earned approximately $6.6 million, or 63% of our revenue, under our research collaboration agreements with Schering-Plough, one of our longest-standing collaborative partners. In the third quarter of 2003, we entered into new multiyear drug discovery collaboration agreements with Schering-Plough, which continue certain existing programs and implement a number of new activities. The new agreements continue our collaboration with this partner through at least August 2006 and, under their terms, may be extended by the parties for up to three additional years based upon progress made in the programs governed by the agreements. The agreements may be terminated at the end of the third year. The agreements provide unless certain research milestones are achieved Schering-Plough’s funding obligations may be reduced significantly before that time. There can be no assurance that the results of our collaboration with Schering-Plough will be sufficient to cause Schering-Plough not to exercise its rights to terminate the agreements, or not to exercise its rights to reduce its funding obligations. In light of the significance to us of the Schering-Plough relationship, the termination of our collaboration agreements or the reduction in funding from the agreements would have a material adverse effect on us.

During the six months ended June 30, 2004, we earned approximately $1.8 million, or 17% of our revenue, under our research collaboration agreements with N.V. Organon, our second largest customer. The principal agreement with N.V. Organon, entered into in February 2002, has a stated term of five years; however, N. V. Organon has the right to terminate the agreement if we are unable to deliver compounds meeting the criteria specified in the agreement. We have already delivered the first such compound required under this agreement to N.V. Organon. A second deliverable timepoint occurs in 2005. If we are unable to deliver compounds meeting the criteria specified in the agreement, Organon has the right to terminate the agreement. There can be no assurance that these compounds will be compliant, or that the future compliant compounds will be delivered before the enumerated dates. The termination of this agreement would have a material adverse effect on us because of the resulting decrease in our revenue.

During the year ended December 31, 2003, we earned approximately $3.4 million, or 11.4% of our revenue, under our research collaboration agreements with Novartis AG, our third largest customer in that year. We have completed all of the required services under our Novartis agreements.   Although the agreement was extended by Novartis in 2004 we have not yet initiated additional revenue generating activities.  In addition, we have received all compensation with regard to collaborative services under these agreements. If we are unable to enter into agreements with other collaborators, there could be a material adverse effect on us because of the resulting decrease in our revenue.

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

Drug development is a highly uncertain process. Our approach and technology may never result in a commercial drug. None of our compounds are contained in products that have received regulatory approval for commercial sale, and currently we have only four candidates with respect to which clinical trials (i.e., human testing) have been commenced. All of our therapeutic candidates, including these clinical candidates, face the substantial risks of failure inherent in the drug development process. Any potential pharmaceutical product emanating from one of our internal or collaborative programs must satisfy rigorous standards of safety and efficacy before the United States Food and Drug Administration (FDA) and foreign regulatory authorities will approve them for commercial use. To satisfy these standards, significant additional research, preclinical studies (i.e., animal testing) and clinical trials will be required.

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

We anticipate that our capital resources, including our existing cash, cash equivalents and marketable securities as of June 30, 2004 of approximately $41.9 million, will be adequate to fund our operations at least through 2005. However, changes may occur that would consume available capital resources before that time. While we are unaware of a specific reason that any such factor will have a material impact on our capital requirements, examples of relevant factors include:

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

We may need to successfully structure and manage multiple drug discovery programs and collaborative relationships, including maintaining confidentiality of the research being performed for multiple collaborators. We may be unable to manage successfully conflicts between competing drug development programs of third parties to which we offer services. From time to time, more than one of our collaborators may want to perform research concerning the same or molecularly similar disease targets. Because of that, we may be required to reconcile our relationships with those collaborators, particularly if both want to establish exclusive relationships with us with respect to that target or if one collaborator has an existing arrangement with us and the other would like us to perform services regarding a target restricted by that arrangement. Further, if we are working with a collaborator regarding a particular target, another of our collaborators may be researching the same target in one of its internal programs of which we have no knowledge. As a result, potential conflicts involving us may arise due to this competition between collaborators in a particular disease field of interest. Conflicts also may arise between our collaborators as to proprietary rights to particular compounds in our libraries or as to proprietary rights to biological targets such as receptors or enzymes against which we screen compounds in our libraries. The occurrence of conflicts, or the perception of conflicts, could have a material adverse effect on our business, financial condition and results of operations.

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

For the fiscal years ended December 31, 2001, 2002 and 2003, we had net losses of approximately $6.6 million, $2.1 million and $2.8 million, respectively.  During the six month period ended June 30, 2004, we had net losses of approximately $13.4 million, including restructuring and other charges of $5.9 million.  Continuing net losses may limit our ability to fund our operations and we may not generate income from operations in the future.

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

We are a small company, and our success depends in part on the continued service of key scientific, business development and  management personnel, including our incoming president and chief executive officer Leslie J. Browne, Ph.D.., and our ability to identify, hire and retain additional personnel. There is intense competition for qualified personnel. In particular, we believe that there is a shortage of scientists qualified to work in drug discovery. There is significant competition among drug discovery and development companies to hire such scientists. Immigration laws may further restrict our ability to attract or hire qualified personnel. We may not be able to continue to attract and retain the personnel necessary for our growth and development. Failure to attract and retain key personnel could have a material adverse effect on our business, financial condition and results of operations. Further, we are highly dependent on the principal members of our scientific, business development and management staff. One or more of these key employees could retire or otherwise leave our employ within the foreseeable future, and the loss of any of these people could have a material adverse effect on our business, financial condition and results of operations. We do not, and do not intend to, maintain key person life insurance on the life of any employee.

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

We are subject to risks associated with the operation of an international business

In the six month period ended June 30, 2004, approximately 58% of our revenue was derived from customers outside the United States. Approximately 52% of our revenue was derived from customers in Europe, and approximately 6% was derived from customers in the Asia/Pacific region. We anticipate that international revenue will continue to account for a significant percentage of our overall revenue. While we are unaware of a specific reason that any of the following factors will have a material impact on our revenue, our international operations are subject to the risk factors inherent in the conduct of international business, including:

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

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio since we have minimal debt.  We ensure the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk.  We mitigate default risk by investing in investment grade securities.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2004.

Item 4.  Controls and Procedures

For the quarterly period ending June 30, 2004 we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President, Finance (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report.  Our President and Chief Executive Officer and our Vice President, Finance concluded that there were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect our disclosure controls and procedures during the quarterly period.  Based upon this evaluation, our President and Chief Executive Officer and our Vice President, Finance concluded that as of June 30, 2004, our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Our management, including the Chief Executive Officer and Vice President, Finance, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud.  A control system, no matter how well designed and operated, cannot provide assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Additionally, our President and Chief Executive Officer and Vice President, Finance determined that there were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings

Presently, we are not party to any litigation.

Item 2.           Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On April 8, 2004, we amended and restated our certificate of incorporation (as amended, the “Amended and Restated Certificate of Incorporation”) and bylaws (as amended, the “Amended and Restated Bylaws”), which define the rights of the holders of our common stock, par value $0.01 per share. The material terms of the Amended and Restated Certificate of Incorporation and the Amended and Restated Bylaws are summarized in the section entitled “Description of Capital Stock” in our registration statement on Form 10 (SEC File No. 0-50523).

On April 6, 2004, our Board of Directors adopted a stockholder rights plan (the “Rights Plan”), which authorized and declared a dividend of one preferred share purchase right for each outstanding share of common stock, par value $0.01 per share, outstanding as of the close of business on April 30, 2004.  The material terms of the Rights Plan are summarized in the section entitled “Description of Capital Stock” in our registration statement on Form 10 (SEC File No. 0-50523).

Item 3.           Defaults upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders.

Prior to the distribution by Accelrys of our common stock to all holders with outstanding Accelrys common stock, Accelrys, as our sole stockholder and acting by written consent as permitted by Delaware law, approved the following matters on the dates indicated: (1) on April 5, 2004, the election of Frank Baldino, Jr., Ph.D., Paul A. Bartlett, Ph.D., Gary E. Costley, Ph.D., James J. Marino, Joseph A. Mollica, Ph.D. and Bruce A. Peacock to our board of directors to hold office until their successors are duly elected and qualified; (2) on April 8, 2004, the Amended and Restated Certificate of Incorporation; and (3) on April 8, 2004, our adoption of the Pharmacopeia Drug Discovery, Inc. 2004 Stock Incentive Plan; and (4) on April 28, 2004, our adoption of the Pharmacopeia Drug Discovery, Inc. Employee Stock Purchase Plan.

Item 5.           Other Information

None.

Item 6.           Exhibits and Reports on Form 8-K

(a) Exhibits.

10.1	Employment Agreement, dated July 14, 2004, between Pharmacopeia Drug Discovery, Inc. and Leslie J. Browne, Ph.D. (1)

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

(1)                                  Filed herewith.

(b) Reports on Form 8-K.

On April 22, 2004, we filed a current report on Form 8-K reporting that we expected to make presentations concerning our business to certain investors and attaching the materials utilized during the presentations as an exhibit to the report.

On May 3, 2004, we filed a current report on Form 8-K reporting the distribution by Accelrys of all outstanding shares of our common stock to the holders of common stock of Accelrys.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACOPEIA DRUG DISCOVERY, INC.

Date: August 6, 2004	By:	/s/ Joseph A. Mollica
Joseph A. Mollica
Chairman, President and Chief Executive Officer

	By:	/s/ Brian M. Posner
Brian M. Posner
Vice President, Finance

PHARMACOPEIA DRUG DISCOVERY, INC.

INDEX TO EXHIBITS

No.	EXHIBIT

10.1	Employment Agreement between Pharmacopeia Drug Discovery and Leslie J. Browne, Ph.D.

31.1	Section 302 Certification of the Principal Executive Officer

31.2	Section 302 Certification of the Principal Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer

32.2	Section 906 Certification of the Principal Financial Officer