Form 10-Q
period 2004-09-30
PHARMACOPEIA DRUG DISCOVERY INC
filed 2004-11-08
CIK 1273013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 5, 2004
Common Stock, $0.01 par value	12,303,978

PHARMACOPEIA DRUG DISCOVERY, INC.

Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements

Pharmacopeia Drug Discovery, Inc.

Balance Sheets

(Amounts in thousands, except share and per share data)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,621	$524
Marketable securities	26,803	—
Accounts receivable	1,820	2,302
Prepaid expenses and other current assets	887	1,159
Total current assets	43,131	3,985

Property and equipment, net	11,228	6,957
Other assets	101	110
Total assets	$54,460	$11,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,242	$2,809
Accrued liabilities	2,503	951
Restructuring reserve, current portion	2,462	—
Deferred revenue, current portion	2,751	2,660
Total current liabilities	8,958	6,420

Restructuring reserve, long-term	1,480	—
Deferred revenue, long-term	—	325

Stockholders’ equity:
Preferred Stock, $.01 par value, 2,500,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized, 12,280,556 and 12,181,471 shares outstanding at September 30, 2004 and December 31, 2003, respectively	123	—
Additional paid-in capital	49,425	—
Deferred compensation	(294)	—
Accumulated deficit	(5,109)	—
Accumulated other comprehensive loss	(123)	—
Investment by Accelrys, Inc.	—	4,307
Total stockholders’ equity	44,022	4,307
Total liabilities and stockholders’ equity	$54,460	$11,052

See accompanying notes to these unaudited financial statements.

Pharmacopeia Drug Discovery, Inc.

Statements of Operations

(Amounts in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenues	$6,376	$7,422	$16,852	$21,957
Cost of revenue	5,244	5,535	15,779	16,707
Gross margin	1,132	1,887	1,073	5,250

Operating costs and expenses:
Research and development	1,551	769	4,325	2,723
Sales, general and administrative	2,592	1,504	7,255	4,455
Restructuring and other charges	—	—	5,947	—
Total operating costs and expenses	4,143	2,273	17,527	7,178
Operating loss	(3,011)	(386)	(16,454)	(1,928)
Interest and other income, net	166	3	225	16
Loss before tax provision	(2,845)	(383)	(16,229)	(1,912)
Provision for income taxes	51	—	64	107
Net loss	$(2,896)	$(383)	$(16,293)	$(2,019)

Net loss per share:
- Basic and diluted	$(0.24)	$(0.03)	$(1.34)	$(0.17)

Weighted average number of common stock outstanding:
- Basic and diluted	12,220,495	12,155,751	12,185,379	12,155,751

See accompanying notes to these unaudited financial statements.

Pharmacopeia Drug Discovery, Inc.

Statements of Cash Flows

(Amounts in thousands)

	For the Nine Months Ended September 30,
	2004	2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,293)	$(2,019)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,312	1,291
Contribution of stock to 401(k) Plan	148	—
Amortization of deferred compensation	60	—
Changes in assets and liabilities:
Trade receivables	482	(993)
Prepaid expenses and other current assets	272	3
Other assets	9	80
Accounts payable	(1,567)	(517)
Accrued liabilities	1,552	(125)
Restructuring reserve	4,400	—
Deferred revenue	(234)	(3,266)
Net cash used in operating activities	(9,859)	(5,546)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(6,041)	(663)
Purchases of marketable securities	(16,132)	—
Proceeds from sale of marketable securities	30,859	—
Net cash provided by (used in) investing activities	8,686	(663)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	286	—
Investment by Accelrys, Inc.	13,984	1,657
Net cash provided by financing activities	14,270	1,657
Net increase (decrease) in cash and equivalents	13,097	(4,552)
Cash and equivalents, beginning of period	524	6,737
Cash and equivalents, end of period	$13,621	$2,185

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income tax	$—	$90

NON-CASH FINANCING:

Included in the capital contribution by Accelrys upon distribution was $41,652 of marketable securities.

See accompanying notes to these unaudited financial statements.

Pharmacopeia Drug Discovery, Inc.

Notes to Unaudited Financial Statements

1.  Background and Basis of Presentation

Pharmacopeia Drug Discovery, Inc. (“Pharmacopeia” or the “Company”) was incorporated on May 31, 2002 as a wholly owned subsidiary of Accelrys, Inc. (“Accelrys”), formerly Pharmacopeia, Inc. On December 18, 2003, Accelrys announced its plans to spin-off 100 percent of the shares of Pharmacopeia in a pro rata tax-free distribution to its stockholders, subject to the satisfaction of certain conditions. Upon completion of the distribution on April 30, 2004, Accelrys distributed to its stockholders of record one share of Pharmacopeia common stock for every two shares of Accelrys common stock held. A total of 12,181,471 shares were distributed. The financial statements have been revised to retroactively reflect the shares distributed for all periods presented prior to the distribution date.

Accelrys contributed an amount of cash, cash equivalents and marketable securities to the Company such that upon consummation of the distribution on April 30, 2004, Pharmacopeia had a cash, cash equivalents and marketable securities balance aggregating $46.5 million and all inter-company balances due to Accelrys were forgiven in their entirety by Accelrys and treated as a capital contribution; accordingly, such balances were reflected as investment by Accelrys for periods prior to April 30, 2004, at which time the amount was reclassified to additional paid-in capital. Earnings and losses accumulate in retained earnings (deficit) starting May 1, 2004.

In connection with the distribution, Accelrys and the Company entered into a series of agreements, including a master separation and distribution agreement, a transition services agreement, a tax sharing and indemnification agreement and other agreements, which are intended to govern the ongoing relationship between the two companies. See note 7 for further information on the distribution.

Pharmacopeia is a biopharmaceutical company, focused on the creation of new small molecule therapeutics to address significant unmet medical needs. Using proprietary technologies and processes, Pharmacopeia’s scientists identify novel drug candidates in collaboration with major pharmaceutical and biotechnology companies, and, increasingly, through Pharmacopeia’s own internally funded drug discovery programs, which are primarily focused on immunobiology and immunological diseases. Pharmacopeia’s later stage portfolio currently comprises multiple partnered programs that have been advanced into human clinical trials by the Company’s partners and additional programs in late-stage pre-clinical development.  Additionally, Pharmacopeia has approximately 40 partnered and internal programs in discovery, which the Company believes will sustain the Company’s clinical portfolio in the future.

We have a license agreement with Columbia University and Cold Spring Harbor Laboratory that grants us an exclusive, worldwide license to certain technology for making and using combinatorial chemical libraries for the development of human pharmaceutical products.  The term of the agreement is the later of (i) 20 years or (ii) the expiration of the last patent relating to the technology, at which time we will have a fully paid license to the technology.  This agreement requires us to pay minimum annual fees and certain royalties of at least $100 thousand per year.

For periods prior to the distribution date, Pharmacopeia’s financial statements were derived from the financial statements and accounting records of Accelrys using the historical results of operations and historical basis of the assets and liabilities of the Company’s business. Management believes the assumptions underlying the financial statements are reasonable. The financial statements included herein may not necessarily reflect the Company’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company during the periods presented.

For periods prior to the distribution date, the financial statements included allocations of certain Accelrys corporate headquarter assets, liabilities and expenses relating to the Company’s business that have been transferred to the Company from Accelrys. General corporate overhead has been allocated based on the Company’s revenue as a percentage of Accelrys’s total revenue. General corporate overhead primarily includes salary and expenses for executive management, finance, legal, human resources, information services and investor relations, and was $0 and $354 thousand for the quarters ended September 30, 2004 and 2003, respectively, and $668 thousand and $1,068 thousand in the nine months ended September 30, 2004 and 2003, respectively.  These costs are included in sales, general and administrative expenses in the accompanying statements of operations.

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete financial statements. The December 31, 2003 financial information has been extracted from the audited financial statements included in the Company’s registration statement on Form 10 dated April 19, 2004 (the “Form 10”), which was filed in conjunction with the Company’s spin-off from Accelrys. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included.  Interim results are not necessarily indicative of the results that may be expected for the year. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto as of December 31, 2003 included in the Form 10.

2. Significant Collaborations

For the quarters ended September 30, 2004 and 2003 the Company’s research collaborations with Schering-Plough accounted for 61% and 42%, respectively, of revenue.  For the nine months ended September 30, 2004 and 2003, the Company’s research collaborations with Schering-Plough accounted for 62% and 45%, respectively, of revenue. In the third quarter of 2003, the Company entered into new drug discovery collaborations with Schering-Plough, which continue certain existing programs and implement a number of new activities. The new agreements continue the Company’s collaboration with this partner through at least August 2006 and, under their terms, may be extended by the parties for up to three additional years based upon progress made in the programs governed by the agreements. The agreements may be terminated in August 2006 and Schering-Plough’s funding obligations may be reduced significantly before that time.  Under these agreements, Pharmacopeia receives research funding which is recognized as revenue as services are performed. The Company may receive milestones upon the successful achievement of preclinical and clinical milestones. Milestone payments will be recognized as revenue when the milestones are achieved. Upon successful commercialization of any product resulting from this relationship, Pharmacopeia will be entitled to receive royalties on sales of that product.

For the quarters ended September 30, 2004 and 2003, the Company’s research collaborations with N.V. Organon (“Organon”) accounted for 14% and 19%, respectively, of revenue.  For the nine months ended September 30, 2004 and 2003, the Company’s research collaborations with Organon accounted for 16% and 20%, respectively, of revenue.  The principal agreement with Organon, entered into in February 2002, has a stated term of five years; however, Organon has the right to terminate the agreement in 2005 if Pharmacopeia is unable to deliver compounds meeting the criteria specified in the agreement. Under this agreement, Pharmacopeia receives research funding to conduct its drug discovery activities to identify and optimize new drug candidates for multiple therapeutic targets provided by Organon. This revenue is recognized on a straight-line basis over the term of the collaboration. The Company may receive milestones upon the successful achievement of preclinical and clinical milestones. These milestones will be recognized as revenue when the milestones are achieved. Upon successful commercialization of any product resulting from this relationship, Pharmacopeia will be entitled to receive royalties on sales of that product.

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

4.  Segment Information

The Company classifies its business operations in one operating segment.  All of the Company’s revenues are generated from this segment.  In the quarters ended September 30, 2004 and 2003, approximately 48% and 43%, respectively, of the Company’s revenue from customers was derived from within the United States, 51% and 56%, respectively, was derived from Europe, and 1% and 1%, respectively, was derived from Asia.  In the nine months ended September 30, 2004 and 2003, approximately 44% and 34%, respectively, of the Company’s revenue from customers was derived from within the United States, 52% and 61%, respectively, was derived from Europe, and 4% and 5%, respectively, was derived from Asia.

5.  Stock-Based Compensation

Generally, any outstanding options to purchase Accelrys common stock under Accelrys incentive compensation plans have been adjusted or converted to options to purchase Pharmacopeia common stock to maintain the intrinsic value existing at the time of the distribution and maintain the ratio existing at the time of the distribution of the exercise price per share to the market value per share in accordance with applicable accounting standards.

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

Had the Company followed the fair value measurement provisions of SFAS 123, the following table summarizes the pro forma net loss and pro forma net loss per share that would have been recorded (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss:
As reported	$(2,896)	$(383)	$(16,293)	$(2,019)

Add: Stock-based employee compensation expense included in reported net loss	26		60
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(595)	(474)	(1,646)	(1,336)
Pro forma	$(3,465)	$(857)	$(17,879)	$(3,355)
Basic and diluted net loss per common share:
As reported	$(0.24)	$(0.03)	$(1.34)	$(0.17)
Pro forma	$(0.28)	$(0.07)	$(1.47)	$(0.28)

The fair value of each option granted during 2004 and 2003 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003
Dividend yield	0%	0%
Expected volatility	85.24%	86.49%
Risk-free interest rate	3.75%	3.74%
Expected life (years)	5.8	6.5

6.  Restructuring

During the quarter ended March 31, 2004, the Company executed a restructuring plan for the purpose of making its research and development activities more efficient by eliminating unnecessary facilities. Also a reduction in force of six administrative Pharmacopeia employees occurred during that quarter, of whom all were terminated as of June 30, 2004.  As a result, restructuring related charges of approximately $5.9 million, as outlined below, were recognized as operating expense during the quarter ended March 31, 2004.

The following table summarizes the activity and balance of the restructuring reserve at September 30, 2004 (dollars in thousands):

2004 PDDI Restructuring

	Severance Cost for Involuntary Employee Terminations	Costs to Exit Leased Facility	Total
Restructuring charges	$132	$5,718	$5,850
Utilization of Reserves:
Cash	(132)	(1,318)	(1,450)
Write-off Leasehold Improvements	—	(458)	(458)
Balance at September 30, 2004	$—	$3,942	$3,942

7.  Spin-off of Pharmacopeia Drug Discovery, Inc.

On April 30, 2004, Accelrys completed the spin-off of Pharmacopeia into an independent, separately traded and publicly held company through the distribution to its stockholders of a dividend of one share of Pharmacopeia common stock for every two shares of Accelrys common stock held.  Accelrys received an opinion of counsel that the transaction would qualify as tax-free to Accelrys stockholders, except for cash received in lieu of any fractional share interests.

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

Transition Services Agreement

The Company entered into a transition services agreement with Accelrys, pursuant to which Accelrys will provide Pharmacopeia and Pharmacopeia will provide Accelrys certain services during a transition period that commenced on the distribution date. The obligation to provide services will terminate no later than the first anniversary of the distribution date.

Under the terms of the transition services agreement, Accelrys will provide the Company with business development, financial information systems advice and support, support for the maintenance of corporate records and personnel administration and services. Pharmacopeia will provide Accelrys with office space during the transition period.

The transition services agreement also provided that Accelrys make available a sum of $1 million to be held as a “Services Fund” in a segregated account, in trust for the benefit of Pharmacopeia and Accelrys.  Pharmacopeia may use the Services Fund towards securing any service Accelrys agrees to provide Pharmacopeia under the transition services agreement if Pharmacopeia and Accelrys cannot resolve any dispute relating to the performance or nonperformance of such service by Accelrys after good faith negotiations. The Company will also use a portion of the Services Fund to acquire a financial system appropriate for its business and is entitled to use a portion of the Services Fund to update its corporate website and to acquire or license certain software packages appropriate for supporting the internal operations of its business. The amount remaining in the Services Fund as of April 30, 2005, less applicable deductions, will be remitted to Accelrys.  The $1 million available under the Services Fund is not included in the Company’s cash and cash equivalents balance as of September 30, 2004.

In addition, Accelrys made a capital contribution of $750 thousand in relation to costs, expenses and fees associated with Pharmacopeia’s consolidation of its facilities.

Tax Sharing and Indemnification Agreement

In order to allocate the Company’s responsibilities for taxes and certain other tax matters, the Company and Accelrys entered into a tax sharing and indemnification agreement.

Under the tax sharing and indemnification agreement, Accelrys is responsible for filing all federal consolidated income tax returns and all consolidated, combined, or unitary state and local income tax returns including Pharmacopeia for all periods through the distribution date, and for paying all taxes related to those returns. Accelrys will act as the Company’s agent in connection with the filing of those returns, paying those taxes and responding to any audits that may arise in connection with those returns. Accelrys will be entitled to any refunds of income taxes related to those returns, and (except for certain spin-off taxes discussed below) will be responsible for any increased tax payments related to those returns as a result of any audits.

Pharmacopeia is responsible for all state and local taxes imposed on it computed on a separate-company basis, and will be entitled to any refund of such taxes.

The Company and Accelrys have made certain covenants to each other in connection with the spin-off that Pharmacopeia may not take certain actions without first obtaining an unqualified opinion of counsel that such actions will not cause the spin-off to become taxable. If the Company breaches any of the covenants in the tax sharing and indemnification agreement, and if its breach results in taxes being imposed on Accelrys in connection with the spin-off, then Pharmacopeia will be liable for those taxes. Furthermore, the Company will be responsible for taxes that may be imposed on Accelrys pursuant to IRS Section 355(e) of the Internal Revenue Code of 1986, as amended, in connection with the transaction that results in a change in control of Pharmacopeia, even though Pharmacopeia may have obtained an opinion of counsel prior to the transaction.

Employee Matters Agreement

The Company and Accelrys entered into an employee matters agreement that allocated responsibilities and obligations with respect to certain employee benefit plans and other employment related matters.

Under the employee matters agreement, the Company and Accelrys identified those current and former employees employed (or, in the case of former employees, who were employed) in the Accelrys business and those employees employed in the Pharmacopeia business. Pharmacopeia assumed all the employee benefit plan, workers compensation, unemployment compensation, bonus, fringe benefit and vacation liabilities, which related to its current and former employees as of the distribution date. The Company will also, generally, recognize any service earned by its employees with Accelrys for purposes of determining eligibility for and vesting in any benefits.

During the transition period, which began on the distribution date and will end no later than December 31, 2004, Pharmacopeia employees may continue their participation in plans maintained by Accelrys. As of October 1, 2004, Pharmacopeia had established its own employee benefit plans.

The Company has agreed with Accelrys that the distribution is not a severance of employment for the purposes of any employee benefit plan that Pharmacopeia or Accelrys maintains.

Patent and Software License Agreement

The Company and Accelrys entered into a patent and software cross-licensing agreement between Accelrys and Pharmacopeia in regards to certain intellectual property rights so as to assure continued access to such intellectual property, most of which is significant to the uninterrupted availability of certain of the products and services of the Company.

Under the patent and software license agreement, Accelrys granted Pharmacopeia a worldwide, paid-up, royalty-free, irrevocable, nontransferable and nonexclusive license to use certain software products for the sole purpose of processing the work of Pharmacopeia’s business. The license is in effect until April 30, 2007, unless earlier terminated by either party or Accelrys under certain limited circumstances or extended by mutual written agreement by the Company and Accelrys.

Pursuant to the patent and software license agreement, Accelrys granted Pharmacopeia a worldwide, paid-up, royalty-free, irrevocable, nontransferable, and non-exclusive license to certain Accelrys-owned patents. This license is in effect until the last of the patents made part of the patent and software license agreement expires.

Pursuant to the patent and software license agreement, Pharmacopeia granted Accelrys a worldwide, paid-up, royalty-free, irrevocable,

nontransferable, and non-exclusive license to certain Pharmacopeia-owned patents. This license is in effect until the last of the Pharmacopeia-owned patents made part of the patent and software license agreement expires.

8.  Commitments and Contingencies

On August 23, 2004, Columbia University Science and Technology Ventures (“Columbia”) provided the Company with a notice of material breach of the License Agreement, dated July 16, 1993 and as amended October 6, 1995, among the Company, the Trustees of Columbia University in the City of New York and Cold Spring Harbor Laboratory (the “Agreement”) arising from an alleged underpayment by the Company of certain royalties under the Agreement. In correspondence initiated by Columbia, the amount of the alleged underpayment has been estimated to be at least $1.12 million for the period from July 1, 2001 through June 30, 2003. The Agreement covers the Company’s core tagging technology used in its proprietary combinatorial chemistry encoding technology, Encoded Combinatorial Libraries on Polymeric Support, or eCLIPS®.

The parties have a mutual obligation under the terms of the Agreement to negotiate in good faith to resolve the dispute. As a result of the discussions that have taken place to date, Columbia and Cold Spring Harbor have agreed not to terminate the Company’s license under the Agreement earlier than February 22, 2005.

The Company does not believe that it has underpaid the royalties at issue or that it is in material breach under the agreement, however, management has determined that it is probable that there will be a cost to settle and resolve this matter with Columbia.  While the Company is in the process of negotiating a resolution of this matter, in accordance with FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss” the Company has estimated a range of costs for the probable financial outcomes of this resolution.  Since no amount within this range is a better estimate than any other amount, the minimum amount of the range has been accrued and is included in Sales, General and Administrative expenses in the Statement of Operations.  Management believes that any resolution of the dispute will not have a material adverse effect on the financial condition of the Company.

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

The Company

Overview

We are a biopharmaceutical company, focused on the creation of new small molecule therapeutics to address significant unmet medical needs.  Small molecule drug candidates typically are orally available (i.e., may be taken in capsule or tablet form) and offer manufacturing and delivery advantages over other types of therapeutics.  Using proprietary technologies and processes, our experienced scientists identify leads and optimize them to novel drug candidates through research collaborations with major pharmaceutical and biotechnology companies and increasingly through our own internally-funded drug discovery programs, which are primarily focused on immunobiology and immunological diseases.  Our collection of approximately 7.5 million proprietary compounds, which we believe is one of the largest in the pharmaceutical industry based upon publicly available information from the websites of our major competitors and certain other companies in the pharmaceutical industry, is available for use in our collaborative and internal research programs and forms the basis of our growing pipeline of potential drug candidates.  Our later stage portfolio currently comprises multiple partnered programs that have been advanced into human clinical trials by our partners and additional programs in late-stage pre-clinical development.  Additionally, we have approximately 40 partnered and internal programs in discovery, which we believe will sustain the Company’s clinical portfolio in the future.

We have drug discovery collaborations with leading pharmaceutical companies and emerging biotechnology companies.  Our contributions to our partners’ drug discovery programs include:  the provision of large, diverse libraries of proprietary drug-like chemical compounds from which potential therapeutic candidates can be identified; our high throughput and ultra high throughput screening of these compounds against molecular targets of interest provided by the partner in which we test a disease-related target against tens of thousands (with respect to high throughput) or to hundreds of thousands (with respect to ultra high throughput) of our potential small molecule therapeutic compounds per week; our optimization of active compounds identified in the screening process, in which we refine the molecular structure of the lead compounds in an attempt to improve their efficacy, potency and safety; our provision of medicinal chemistry capabilities through which our scientists design, synthesize (i.e., physically make in our laboratories) and optimize those lead compounds that we or our collaborators believe are potential drug candidates; and our delivery of other expertise such as pharmacology traditionally performed by research divisions within pharmaceutical and biotechnology companies.  Our collaborative agreements typically require our customers to fund our research, and provide for our receipt of significant milestone payments if and as our discoveries progress through the development process.  Thereafter, should any of these drug candidates become pharmaceutical products we typically would be entitled to receive royalty payments calculated as a percentage of the net sales of the products.  Our business is highly dependent upon the extent to which the pharmaceutical and biotechnology companies collaborate with outside companies for drug discovery expertise.  The willingness of pharmaceutical and biotechnology companies to expand or continue drug discovery collaborations or outsource services to enhance their research and development activities are based on certain factors that are beyond our control.  There can be no assurance that our existing collaborative relationships will continue, that we will develop new relationships with similar large organizations on terms favorable to us, that any of our existing or new alliances will produce substantial revenue or profit opportunities, or that the scientific outcomes of any of these programs will be successful.

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

Our drug discovery efforts have produced four clinical candidates so far.  Our first candidate, a p38 MAP kinase inhibitor for rheumatoid arthritis developed in collaboration with Bristol-Myers Squibb Company, commenced clinical trials in August 2003.  This potential new drug, a small molecule optimized from our proprietary compound collection (and the product of one of our internal development programs), currently is in Phase I of clinical testing.  A second of our proprietary internal compounds targets an allergic asthma indication and commenced clinical trials in November 2003.  This clinical candidate is a product of our collaboration with Daiichi Pharmaceutical Co.  Our third candidate, a compound targeting a respiratory indication developed in collaboration with Schering-Plough Corporation, commenced clinical trials in December 2003.  The Schering-Plough relationship produced a second clinical candidate, which is our fourth clinical candidate, in March 2004, when Schering-Plough initiated clinical trials for an inflammation indication with respect to another compound discovered in the collaboration.  We have received significant milestone payments from each of Bristol-Myers Squibb, Daiichi and Schering-Plough and, to the extent the compounds progress through clinical development, we will be entitled to receive additional milestone payments.  We are also entitled under the agreements with each of these partners to receive royalties on the commercial sale, if any, of a new drug emanating from the relationship.  Although these collaborators currently are performing clinical trials of prospective pharmaceutical products containing our proprietary compounds, numerous additional studies will be necessary to support the further development of these product candidates.  Results from preclinical studies conducted to date on these product candidates are not necessarily indicative of the results that may be obtained in future clinical studies.  There can be no assurance that these collaborators will continue these programs.

In addition, we are involved in over 40 other drug development programs in the preclinical stage, some with collaborative partners and others within our internal discovery program.  Three of these programs are at various stages of the Good Laboratory Practice (GLP) Toxicity evaluation, the point at which compounds are tested for safety prior to Investigational New Drug application filing and their introduction into humans during Phase I of clinical development.  Approximately half of these programs are in various phases of preclinical research, from advanced stages of lead optimization to “hit-to-lead” studies.  The remaining programs are in early stages, including development of biological assays for testing of compounds and the screening of our proprietary libraries against selected disease targets.  In our collaborative programs we typically hold a financial interest in any active compounds that we identify through our screening and any drug candidate(s) that we help to optimize.  In our proprietary programs, we hold all rights to the compounds until we choose to enter into partnership arrangements with pharmaceutical companies.

Preclinical and clinical development of drug candidates is a long, expensive and uncertain process.  Our candidates are at an early stage, as none of our compounds are contained in products that have received regulatory approval for commercial sale.  All of our compounds, including our clinical candidates, face the substantial risks of failure inherent in developing drugs.  At any stage of the clinical development process, our collaborators or we may decide to discontinue development of our product candidates.  We do not expect that our product candidates will be commercially available for many years, if ever.  In addition, we pursue the discovery and initial development of product candidates using our integrated technology platform in both our internal and collaborative programs to implement our strategy of reducing the cost and time incurred by the pharmaceutical industry in developing drug candidates.  To date, we have not identified a therapeutic candidate that has been developed into a commercial drug and, although we have received license and milestone fees, we may never receive any royalty payments, or any additional license and milestone fees, under our current or any future collaborations.

On April 30, 2004, Accelrys (formerly Pharmacopeia, Inc.), then our sole stockholder, distributed all outstanding shares of our common stock to the holders of common stock of Accelrys.  We thereafter began operations as an independent, separately traded and publicly held company.  The distribution was made without payment of any consideration or the exchange of any shares by Accelrys stockholders.  In the distribution, Accelrys stockholders received one share of our common stock for every two shares of Accelrys common stock held of record.  The stock traded as when issued from April 20, 2004 through April 30, 2004 and began regular trading on The NASDAQ National Market on May 3, 2004 under the trading symbol “PCOP.”

On August 23, 2004, Columbia University Science and Technology Ventures (“Columbia”) provided us with a notice of material breach of the License Agreement, dated July 16, 1993 and as amended October 6, 1995, among us, the Trustees of Columbia University in the City of New York and Cold Spring Harbor Laboratory (the “Agreement”) arising from an alleged underpayment by us of certain royalties under the Agreement. In correspondence initiated by Columbia, the amount of the alleged underpayment has been estimated to be at least $1.12 million for the period from July 1, 2001 through June 30, 2003. We do not believe that we have underpaid the royalties at issue or that we are in material breach under the Agreement. The Agreement covers our core tagging technology used in our proprietary combinatorial chemistry encoding technology, Encoded Combinatorial Libraries on Polymeric Support, or eCLIPS®.

The parties have a mutual obligation under the terms of the Agreement to negotiate in good faith to resolve the dispute. As a result of the discussions that have taken place to date, Columbia and Cold Spring Harbor have agreed not to terminate our license under the Agreement earlier than February 22, 2005.

We do not believe that we have underpaid the royalties at issue or that we are in material breach under the agreement, however, management has determined that there will be a cost to settle and resolve this matter with Columbia.  While we are in the process of negotiating a resolution of this matter, in accordance with FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss” we have estimated a range of costs for the probable financial outcomes of this resolution.  Since no amount within this range is a better estimate than any other amount, the minimum amount of the range has been accrued and is included in Sales, General and Administrative expenses in the Statement of Operations.  We believe that any resolution of the dispute will not have a material adverse effect on our financial condition.

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

In connection with the distribution, Accelrys and we entered into a transition services agreement that provides that Accelrys will make available a sum of $1 million to be held as a “Services Fund” in a segregated account, in trust for the benefit of us and Accelrys.  We may use the Services Fund towards securing any service Accelrys agrees to provide under the transition services agreement if we and Accelrys cannot resolve any dispute relating to the performance or nonperformance of such service by Accelrys after good faith negotiations. We will also use a portion of the Services Fund to acquire a financial system appropriate for our business and are entitled to use a portion of the Services Fund to update our corporate website and to acquire or license certain software packages appropriate for supporting the internal operations of our business. The amount remaining in the Services Fund, less applicable deductions, will be remitted to Accelrys.  The $1 million available under the Services Fund is not included in our cash and cash equivalents balance as of September 30, 2004.

Accelrys made a capital contribution to us of $750 thousand in relation to costs, expenses and fees associated with the consolidation of our facilities.

As of September 30, 2004, we had cash, cash equivalents and marketable securities of $40.4 million compared to $524 thousand at December 31, 2003, representing 74% and 5% of our total assets, respectively. We invest excess cash in highly liquid investment-grade marketable securities, including corporate bonds and United States government and agency securities.

The following is a summary of selected cash flow information for the nine months ended September 30, 2004 and 2003:

	Nine months ended September 30,
	2004	2003
Net loss	$(16,293)	$(2,019)
Adjustments for noncash operating items	1,520	1,291

Net cash operating loss	(14,773)	(728)
Net change in assets and liabilities	4,914	(4,818)

Net cash used in operating activities	$(9,859)	$(5,546)

Net cash provided by (used in) investing activities	$8,686	$(663)

Net cash provided by financing activities	$14,270	$1,657

Net cash used in operating activities

Net operating cash outflows for the nine months ended September 30, 2004 have resulted primarily from our operating loss due to our decrease in revenue and our increase in the funding of our internal drug discovery efforts.

Net cash provided by investing activities

Cash provided by investing activities for the nine months ended September 30, 2004 relates primarily to the sales and maturities of marketable securities partially offset by expenditures for leasehold improvements undertaken in connection with the consolidation of our facilities to one location.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2004 consists of the capital contribution made to us by Accelrys upon the distribution and proceeds from the issuance of common stock in connection with our employee stock option and employee stock purchase plans.

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

We are obligated to pay approximately $3.9 million in costs in connection with a facility we exited in the first quarter of 2004. The lease on this facility expires in April 2006.

We anticipate that our capital resources will be adequate to fund our operations at least through 2005. However, there can be no assurance that changes will not occur that would consume available capital resources before then. Our capital requirements depend on numerous factors, including our ability to continue and extend existing agreements and to enter into additional arrangements.  Approximately 62% and 16% of our revenue for the nine months ended September 30, 2004 was generated from our collaborations with Schering Plough and N.V. Organon, respectively.  The collaborations with Schering Plough are scheduled to expire in 2006.  The principal agreement with N.V. Organon is scheduled to expire in 2007.  Under certain circumstances funding from these collaborations may be reduced significantly before these agreements expire.  In addition our capital requirements depend on competing technological and market developments, changes in our existing collaborative relationships, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights and the outcome of related litigation, the purchase of additional capital equipment, acquisitions of other businesses or technologies, and the progress of our customers’ milestone and royalty producing activities. Prior to exhausting our current capital resources, we will need to raise additional funds to finance our operating activities or enter into strategic initiatives intended to further the development of our business. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.  Our forecasts of the period of time through which our financial resources will be adequate to support our operations are forward-looking information, and actual results could vary.  The factors described earlier in this paragraph will impact our future capital requirements and the adequacy of our available funds.

Results of Operations

Three months ended September 30, 2004 and 2003

Our revenue decreased 14% to $6.4 million in the quarter ended September 30, 2004 compared to $7.4 million in the quarter ended September 30, 2003.  The decrease was primarily due to a decrease in lead optimization revenue due to the expiration of one of our collaborations with N.V. Organon, no revenue being recognized from our screening services activities with Novartis, and reduced revenue from our collaborations with Schering-Plough. Revenue from our collaborations with Celgene and Altana partially offset the decrease in revenue.   Milestone revenue of $1.5 million was recorded in the quarter ended September 30, 2004 compared to $1.3 million recorded in the quarter ended September 30, 2003.

Cost of revenue includes the labor, material, equipment and allocated facilities cost of our scientific staff who are working on collaborative partnerships. Gross margin decreased to $1.1 million in the quarter ended September 30, 2004 from $1.9 million in the quarter ended September 30, 2003.  Gross margin as a percentage of revenue was 18% for the quarter ended September 30, 2004, compared to 25% of revenue in the quarter ended September 30, 2003.  The gross margin decreased substantially due to the decrease in service revenue, which resulted in the under-absorption of fixed costs allocated to collaborative partnerships.

Research and development expenses include labor, material, equipment and allocated facilities cost of scientific staff working on unfunded internal drug discovery projects. Internal drug discovery projects are focused on the creation of new small molecule therapeutics using proprietary technologies and our collection of 7.5 million proprietary compounds to identify and optimize novel drug candidates. Because of the speculative nature of these internal drug discovery projects, it is not possible to estimate completion dates, or estimated costs of completion. Additionally, from time to time, depending on requirements under collaborative partnership work, certain staff and other research and development resources may be temporarily redirected to collaborative partnership work which redirection may also delay or impact the cost of internal drug discovery projects. Consistent with our strategy, research and development expenses increased 102% to $1.6 million in the quarter ended September 30, 2004 compared to $800 thousand in the quarter ended September 30, 2003.

Sales, general and administrative expenses increased by 72% to $2.6 million in the quarter ended September 30, 2004 compared to $1.5 million in the quarter ended September 30, 2003.  The increase in sales, general and administrative expenses is primarily attributable to additional costs associated with our being an independent company, including salary and expenses for executive management, finance, legal, human resources, information services, investor relations, and corporate governance. Prior to the distribution, general corporate overhead had been allocated had based on our revenue as a percentage of Accelrys’ s total revenue.  The increase in sales, general and administrative expenses is also attributable to the recording of an accrual for the minimum cost estimated by management to resolve our dispute with Columbia.

Interest and other income net increased to $166 thousand in the three months ended September 30, 2004 compared to $3 thousand in the three months ended September 30, 2003.  This increase is due to significantly higher cash, cash equivalents and marketable securities balances due to the capital contribution from Accelrys at the time of the distribution.

We recorded an income tax provision for the quarter ended September 30, 2004 related to state income and corporate franchise taxes.

As a result of the revenues and costs described above, we generated a net loss of $2.9 million ($0.24 per diluted share) in the quarter ended September 30, 2004 compared to a net loss of $400 thousand ($0.03 per diluted share) in the quarter ended September 30, 2003.

Nine months ended September 30, 2004 and 2003

Our revenue decreased 23% to $16.9 million in the nine months ended September 30, 2004 compared to $22.0 million in the nine months ended September 30, 2003.  The decrease was primarily due to a decrease in milestone revenue, a decrease in lead optimization revenue due to the expiration of one of our collaborations with N.V. Organon, the significant reduction in our screening services activities with Novartis, and reduced revenue from our collaborations with Schering-Plough. Revenue from our collaborations with Celgene, Taiho, Neurocrine, and Altana partially offset the decrease in revenue.  Milestone revenue recorded in the nine months ended September 30, 2004 and 2003 was $2.5 million, and $2.8 million, respectively.  Excluding the revenue from milestones, revenue decreased 25% to $14.4 million in the nine months ended September 30, 2004 compared to $19.2 million in the nine months ended September 30, 2003.

Cost of revenue includes the labor, material, equipment and allocated facilities cost of our scientific staff that are working on collaborative partnerships. Gross margin decreased to $1.1 million in the nine months ended September 30, 2004 from $5.3 million in the nine months ended September 30, 2003.  Gross margin as a percentage of revenue was 6% for the nine months ended September 30, 2004, compared to 24% of revenue in the nine months ended September 30, 2003.  The gross margin decreased substantially due to the decrease in milestone revenue, which carries no significant associated cost of revenue, and the decrease in service revenue resulting in the under-absorption of fixed costs allocated to collaborative partnerships.

Research and development expenses include labor, material, equipment and allocated facilities cost of scientific staff working on unfunded internal drug discovery projects. Our internal drug discovery projects are focused on the creation of new small molecule therapeutics using proprietary technologies and our collection of proprietary compounds to identify and optimize novel drug candidates. Because of the speculative nature of these internal drug discovery projects, it is not possible to estimate completion dates, or estimated costs of completion. Additionally, from time to time, depending on requirements under collaborative partnership work, certain staff and other research and development resources may be temporarily redirected to collaborative partnership work which redirection may also delay or impact the cost of internal drug discovery projects. Consistent with our strategy, research and development expenses increased 59% to $4.3 million in the nine months ended September 30, 2004 compared to $2.7 million in the nine months ended September 30, 2003.

Sales, general and administrative expenses increased by 63% to $7.3 million in the nine months ended September 30, 2004 compared to $4.5 million in the nine months ended September 30, 2003.  The increase in sales, general and administrative expenses is primarily attributable to additional costs associated with our being an independent company, including salary and expenses for executive management, finance, legal, human resources, information services, investor relations, and corporate governance. Prior to the distribution, general corporate overhead had been allocated based on our revenue as a percentage of Accelrys’ s total revenue. The increase in sales, general and administrative is also due to moving costs incurred in the consolidation of our research and development facilities and the recording of an accrual for the minimum cost estimated by management to resolve our dispute with Columbia.

During the nine months ended September 30, 2004, we undertook a restructuring and certain other actions.  Accordingly, restructuring and other charges of $5.9 million were incurred.  The charge included severance payments, the cost to exit a leased facility, and the acceleration of a deferred compensation charge.

Interest and other income net increased to $225 thousand in the nine months ended September 30, 2004 compared to $16 thousand in the nine months ended September 30, 2003.  This increase is due to significantly higher cash, cash equivalents and marketable securities balances due to the capital contribution from Accelrys at the time of the distribution.

We recorded an income tax provision for the nine months ended September 30, 2004 related to state income and corporate franchise taxes. The provision for the nine months ended September 30, 2003 included foreign taxes, as well as corporate franchise taxes.

As a result of the revenues and costs described above, we generated a net loss of $16.3 million ($1.34 per diluted share) in the nine months ended September 30, 2004, compared to a net loss of $2.0 million ($0.17 per diluted share) in the nine months ended September 30, 2003.

Net Loss Outlook

We have had net losses in recent years and we expect to incur losses in future periods. We are highly dependent on the success of our research and development programs with our existing collaborators and our ability to successfully, cost effectively and timely develop, introduce and market new collaborative arrangements. On a quarterly basis, our future operating results are likely to be highly volatile because it depends upon our receipt of milestone payments from our collaborators. We may not receive milestone payments on a regular basis or at all. In addition, our ability to achieve profitability will be significantly impacted by the increased level of investment we have determined to make in our internal proprietary programs in the future as well as the results of those programs. We believe that we may incur higher sales, general, and administrative costs than the historical amounts reflected in the financial statements since we are now operating as an independent public company. There is no assurance that we will ever achieve profitable operations, or that profitable operations, if achieved, could be sustained on a continuing basis.

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

Revenue earned related to up-front product and technology license fees is recognized in accordance with Staff Accounting Bulletin 104 issued by the SEC. Accordingly, amounts received under multiple-element arrangements requiring ongoing services or performance by us are recognized over the period of such services or performance.

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

Long-Lived Assets-We review long-lived assets, including leasehold improvements, property and equipment, and acquired technology rights, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This requires us to estimate future cash flows related to these assets. Actual results could differ from these estimates, which may affect the carrying amount of assets and the actual amortization expense. As of September 30, 2004, we had long-lived assets with a net book value of $11.3 million.

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

The market price for our common stock has been highly volatile and may continue to be highly volatile in the future.  During quarter ended September 30, 2004 the closing price was $4.72 per share at its low point in September 2004 and $6.23 per share at its high point in July 2004.  Our quarterly operating results, changes in general conditions in the economy or the financial markets, and other developments affecting our competitors or us could cause the market price of our common stock to fluctuate substantially.  In recent years, the stock market has experienced significant price and volume fluctuations.

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

Historically, all of our financing was done by Accelrys at the parent level. We anticipate that our capital resources, including our existing cash, cash equivalents and marketable securities as of September 30, 2004 of approximately $40.4 million, will be adequate to fund our operations at least through 2005.  Any future financing that we need to obtain will have to be raised on a stand-alone basis without reference to or reliance on Accelrys’ financial condition and will be based upon our balance sheet.  In addition, we may be required to agree to abide by restrictive covenants that may limit our ability to do business as a condition to securing debt or equity financing.  We may not be able to secure adequate debt or equity financing on desirable terms or at all.  We have less financial and other resources than Accelrys had prior to the distribution.  Our ability to obtain financing, and the terms thereof, will in large part depend on our financial condition and performance.  There can be no assurance that we will be able to obtain financing.  The cost to us of stand-alone financing may be materially higher than the cost of financing that we incurred as part of Accelrys.

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

The willingness of these companies to expand or continue drug discovery collaborations or outsourcing of services to enhance their research and development activities is based on certain factors that are beyond our control. While we are unaware of a specific reason that any of the following factors will have a material impact on the willingness of current or potential collaborators to expand or continue drug discovery collaborations, examples of relevant factors include collaborators’ spending priorities among various types of research activities, their ability to hire and retain qualified scientists, their approach regarding expenditures during recessionary periods and their policies regarding the balance of research expenditures versus cost containment. Also, general economic downturns in our customers’ industries or any decrease in our customers’ research and development expenditures could harm our operations, as could increased popularity of management theories, which counsel against outsourcing of critical business functions. Continued consolidation in the pharmaceutical and biotechnology industries may further decrease the number of potential customers. In addition, the popularity of scientific thinking that disfavors expensive products, such as large diverse libraries could negatively impact our revenue or our sales mix. Any decrease in drug discovery spending by pharmaceutical and biotechnology companies could cause our revenue to decline and adversely impact our profitability.

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

During the nine months ended September 30, 2004, we earned approximately $10.5 million, or 62% of our revenue, under our research collaboration agreements with Schering-Plough, one of our longest-standing collaborative partners. In the third quarter of 2003, we entered into new multiyear drug discovery collaboration agreements with Schering-Plough, which continue certain existing programs and implement a number of new activities. The new agreements continue our collaboration with this partner through at least August 2006 and, under their terms, may be extended by the parties for up to three additional years based upon progress made in the programs governed by the agreements. The agreements may be terminated in August 2006. The agreements provide that Schering-Plough’s funding obligations may be reduced significantly before that time. There can be no assurance that the results of our collaboration with Schering-Plough will be sufficient to cause Schering-Plough not to exercise its rights to terminate the agreements, or not to exercise its rights to reduce its funding obligations. In light of the significance to us of the Schering-Plough relationship, the termination of our collaboration agreements or the reduction in funding from the agreements would have a material adverse effect on us.

During the nine months ended September 30, 2004, we earned approximately $2.7 million, or 16% of our revenue, under our research collaboration agreements with N.V. Organon, our second largest customer. The principal agreement with N.V. Organon, entered into in February 2002, has a stated term of five years; however, N. V. Organon has the right to terminate the agreement if we are unable to deliver compounds meeting the criteria specified in the agreement. We have already delivered the first such compound required under this agreement to N.V. Organon. A second deliverable timepoint occurs in 2005. If we are unable to deliver compounds meeting the criteria specified in the agreement, Organon has the right to terminate the agreement. There can be no assurance that these compounds will be compliant, or that the future compliant compounds will be delivered before the enumerated dates. The termination of this agreement would have a material adverse effect on us because of the resulting decrease in our revenue.

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

We have been alleged to be in material breach of the license agreement covering our core tagging technology used in eCLIPS®, our proprietary combinatorial chemistry encoding technology.

On August 23, 2004, Columbia University Science and Technology Ventures (“Columbia”) provided us with a notice of material breach of the License Agreement, dated July 16, 1993 and as amended October 6, 1995, among us, the Trustees of Columbia University in the City of New York and Cold Spring Harbor Laboratory (the “Agreement”) arising from an alleged underpayment by us of certain royalties under the Agreement. In correspondence initiated by Columbia, the amount of the alleged underpayment has been estimated to be at least $1.12 million for the period from July 1, 2001 through June 30, 2003. We do not believe that we have underpaid the royalties at issue or that we are in material breach under the Agreement. The Agreement covers our core tagging technology used in our proprietary combinatorial chemistry encoding technology, Encoded Combinatorial Libraries on Polymeric Support, or eCLIPS®.

The parties have a mutual obligation under the terms of the Agreement to negotiate in good faith to resolve the dispute. As a result of the negotiations that have taken place to date, Columbia and Cold Spring Harbor have agreed not to terminate our license under the Agreement earlier than February 22, 2005.

Disputes of this type are often extremely expensive, highly uncertain and divert management’s attention and resources.

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

We anticipate that our capital resources, including our existing cash, cash equivalents and marketable securities as of September 30, 2004 of approximately $40.4 million, will be adequate to fund our operations at least through 2005. However, changes may occur that would consume available capital resources before that time. While we are unaware of a specific reason that any such factor will have a material impact on our capital requirements, examples of relevant factors include:

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

For the fiscal years ended December 31, 2001, 2002 and 2003, we had net losses of approximately $6.6 million, $2.1 million and $2.8 million, respectively.  During the nine month period ended September 30, 2004, we had net losses of approximately $16.3 million, including restructuring and other charges of $5.9 million.  Continuing net losses may limit our ability to fund our operations and we may not generate income from operations in the future.

While we are unaware of a specific reason that any of the following factors is likely to occur, our future profitability depends upon many factors, including several that are beyond our control. These factors include:

•      changes in the demand for collaborative relationships with us;

•      termination or reduction of funds under existing collaborative relationships;

•      the introduction of competitive drug discovery services;

•      changes in the research and development budgets of our customers and potential customers; and

•      our ability to successfully, cost effectively and timely develop, introduce and market new collaborative arrangements, as well as the related services.

On a quarterly basis, our future operating results are likely to be highly volatile depending upon our receipt of milestone payments from our collaborators. We may not receive milestone payments on a regular basis or at all. Our ability to achieve profitability will be significantly impacted by the level of investment we determine to make in our internal proprietary programs in the future as well as the results of those programs.

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

We are a small company, and our success depends in part on the continued service of key scientific, business development and management personnel, including our president and chief executive officer Leslie J. Browne Ph.D., and our ability to identify, hire and retain additional personnel. There is intense competition for qualified personnel. In particular, we believe that there is a shortage of scientists qualified to work in drug discovery. There is significant competition among drug discovery and development companies to hire such scientists. Immigration laws may further restrict our ability to attract or hire qualified personnel. We may not be able to continue to attract and retain the personnel necessary for our growth and development. Failure to attract and retain key personnel could have a material adverse effect on our business, financial condition and results of operations. Further, we are highly dependent on the principal members of our scientific, business development and management staff. One or more of these key employees could retire or otherwise leave our employ within the foreseeable future, and the loss of any of these people could have a material adverse effect on our business, financial condition and results of operations. We do not, and do not intend to, maintain key person life insurance on the life of any employee.

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

We are subject to risks associated with the operation of an international business

In the nine month period ended September 30, 2004, approximately 56% of our revenue was derived from customers outside the United States. Approximately 52% of our revenue was derived from customers in Europe, and approximately 4% was derived from customers in the Asia/Pacific region. We anticipate that international revenue will continue to account for a significant percentage of our overall revenue. While we are unaware of a specific reason that any of the following factors will have a material impact on our revenue, our international operations are subject to the risk factors inherent in the conduct of international business, including:

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

Section 203 of the Delaware General Corporation Law may delay or deter attempts to secure control of our company without the consent of our management. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years following the date the person becomes an interested stockholder, unless certain conditions are met.

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

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio since we have minimal debt.  We ensure the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk.  We mitigate default risk by investing in investment grade securities.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at September 30, 2004.

Item 4.  Controls and Procedures

For the quarterly period ending September 30, 2004 we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President, Finance (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report.  Our President and Chief Executive Officer and our Vice President, Finance concluded that there were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect our disclosure controls and procedures during the quarterly period.  Based upon this evaluation, our President and Chief Executive Officer and our Vice President, Finance concluded that as of September 30, 2004, our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Our management, including our President and Chief Executive Officer and Vice President, Finance, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud.  A control system, no matter how well designed and operated, cannot provide assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Additionally, our President and Chief Executive Officer and Vice President, Finance determined that there were no changes in our internal control over financial reporting during the quarterly period ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

Presently, we are not party to any litigation.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information

(a) None.

(b) None.

Item 6.    Exhibits

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

PHARMACOPEIA DRUG DISCOVERY, INC.

Date: November 8, 2004	By:	/s/ Leslie J. Browne, Ph.D.
Leslie J. Browne, Ph.D.
President and Chief Executive Officer

	By:	/s/ Brian M. Posner
Brian M. Posner
Vice President, Finance

PHARMACOPEIA DRUG DISCOVERY, INC.

INDEX TO EXHIBITS

No.	EXHIBIT

31.1	Section 302 Certification of the Principal Executive Officer

31.2	Section 302 Certification of the Principal Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer

32.2	Section 906 Certification of the Principal Financial Officer