Form 10-K
period 2004-12-31
PHARMACOPEIA DRUG DISCOVERY INC
filed 2005-03-23
CIK 1273013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 0-50523

PHARMACOPEIA DRUG DISCOVERY, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	51-0418085
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
P.O. Box 5350, Princeton, NJ	08543-5350
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code 609-452-3600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	Nasdaq National Market
Series A Junior Participating Preferred Stock Purchase Rights	Not applicable

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☒

The aggregate market value of voting stock held by non-affiliates of the Company as of June 30, 2004 was $44,246,837.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 11, 2005
Common stock, par value $0.01 per share	12,407,947

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2005 are incorporated by reference in Part III of this Report.

The Exhibit Index (Item No. 15) incorporates several documents by reference as indicated therein.

PHARMACOPEIA DRUG DISCOVERY, INC.

2004 Form 10-K

PART I

ITEM 1.                BUSINESS

FORWARD-LOOKING STATEMENTS

Various statements made in this Annual Report on Form 10-K are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those which express plan, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown which could cause actual results and developments to differ materially from those expressed or implied in such statements. These forward-looking statements include statements about the following:

•       our intentions regarding the establishment, continuation, extension or modification of drug discovery collaborations with leading pharmaceutical and biotechnology organizations;

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

•       the distribution being tax-free to Accelrys and its stockholders for federal income tax purposes and under section 355 of the Internal Revenue Code of 1986, as amended; and

•       our relationship with Accelrys after the distribution.

In some cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “could,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or the negative of such terms or other similar expressions. Factors that could cause or contribute to differences in results and outcomes include, without limitation, those discussed elsewhere in this report, including the “Risk Factors” section of this report and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings.

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

The following discussions should be read in conjunction with our audited Financial Statements and related Notes thereto included elsewhere in this Report and the sections of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (including a subsection thereof entitled “Risk Factors”).

Overview

We are a biopharmaceutical company focused on the creation of new small molecule therapeutics to address significant unmet medical needs. Small molecule drug candidates typically are orally available (i.e., may be taken in capsule or tablet form) and offer manufacturing and delivery advantages over other types of therapeutics. Using proprietary technologies and processes, we identify, optimize and develop novel drug candidates in collaboration with major pharmaceutical and biotechnology companies, and, increasingly, through our own internally-funded drug discovery programs, which are primarily focused on immunobiology and immunological diseases. Our later stage portfolio currently comprises multiple partnered programs that have been advanced into human clinical trials by our partners and additional programs in late-stage pre-clinical development. Additionally, we have approximately 40 partnered and internal programs in discovery, which we believe will sustain our clinical portfolio in the future.

We have drug discovery collaborations with leading pharmaceutical companies and biotechnology companies. Our contributions to our partners’ drug discovery programs include:

•       our delivery of results (such as in vitro and in vivo pharmacology) generally obtained internally or achieved by research divisions within pharmaceutical and biotechnology companies, as well as at Contract Research Organizations (CROs);

•       our “optimization” of the lead compounds identified through the screening process and subsequent studies, in which we refine the molecular structure of the lead compounds to increase their selectivity, specificity, efficacy, potency and bioavailability, in an effort to reduce their potential toxicity and enhance safety and improve their prospects for securing patent protection;

•       our high throughput and ultra high throughput screening capabilities that enable us to test these compounds for potential utility in a lead optimization program by testing them against a disease-related collaborative target (such screening is accomplished at the rate of hundreds of thousands (with respect to high throughput) to millions (with respect to ultra high throughput) of our small molecule lead compounds per week) to identify “active compounds” (compounds that demonstrate through these biological tests the ability to impact the disease target of interest); and

•       making available, on a limited basis via our screening expertise, our large, diverse proprietary libraries of drug-like chemical compounds from which potential lead compounds can be identified.

Our customers typically fund our research and provide for our receipt of significant milestone payments if and as our discoveries progress through the development process. In addition, our collaborative drug discovery agreements typically provide that upon product approval we are entitled to receive royalty payments calculated as a percentage of the net sales of the products. Our revenue is highly concentrated in our two largest collaborators, Schering-Plough and N.V. Organon.

In addition to collaborative drug discovery, we conduct proprietary research primarily focused on immunobiological diseases to discover new candidate compounds with commercial potential. Unlike in our established collaborative business model, we provide the required funding for these programs. As we do not receive funding from third party collaborators, we initially retain all intellectual property and ownership rights in any compounds discovered. At an appropriate point, we may determine to license one or more of these compounds to a third party (usually a larger pharmaceutical or biotechnology organization). Out-licensing at an appropriate point in the compound’s development enables us to take advantage of the additional resources, expertise and technologies of the licensee company in order to further the development of the compound and provides us with up-front fees and milestone payments, as well as recurring royalty payments if these compounds are developed into new commercial drugs. These agreements convert our proprietary programs into collaborative partnerships and out-licensing arrangements, typically at a more advanced stage of the drug development process, and typically on more favorable terms for us due to the reduction in the risk for the partner and the investment that we have made advancing the program to the stage at which it is licensed.

We chose to focus our internally-funded drug discovery programs on immunobiological disease processes and the discovery of treatments for immunological diseases such as rheumatoid arthritis, psoriasis and other inflammatory diseases for several reasons. First, we believe many existing therapies for these diseases are lacking in one or more respects. For example, methotrexate, the standard of care for rheumatoid arthritis has serious side effects while newer biologicals are costly and may have safety concerns. In addition, we believe there are increasing commercial opportunities provided by a large, growing population of older patients with immunobiological diseases including chronic and acute inflammation, autoimmune diseases and asthma. We also believe the global market for immunosuppressant therapy for transplant patients alone is in excess of $4 billion per year, and a drug developed to meet the needs of such patients is likely to also offer medical benefit and commercial opportunity in other chronic diseases with similar underlying etiologies. We believe the last decade has seen significant strides in the understanding of the underlying biology of the immune system and immune diseases and its involvement in other therapeutic segments like Alzheimer’s disease, atherosclerosis and cancer and that the time is right to leverage this new and greater understanding in a commercial and drug discovery setting. We also believe that a treatment developed for one immunobiological disease may be further developed for another and, consequently, an investment in one treatment may potentially yield results for multiple treatments. Finally, we have significant internal expertise with respect to discovering drug candidates for these diseases.

Our drug discovery efforts have produced four clinical compounds to date. We initially developed our first clinical compound, a p38 MAP kinase inhibitor for rheumatoid arthritis and entered into a partnering agreement with Bristol-Myers Squibb Company in 1999, and that compound commenced clinical trials in August 2003. This potential new drug, a small molecule optimized from our proprietary compound collection currently is in Phase I of clinical testing. A second of our proprietary internal compounds targets an allergic asthma indication and commenced clinical trials in November 2003. This clinical compound is a product of our collaboration with Daiichi Pharmaceutical Co. Our third clinical compound, which targets a respiratory indication, was developed in collaboration with Schering-Plough Corporation and commenced clinical trials in December 2003. The Schering-Plough relationship produced a second clinical compound, which is our fourth in total, in March 2004, when Schering-Plough initiated clinical trials for an inflammation indication. We have received significant milestone payments from each of Bristol-Myers Squibb, Daiichi and Schering-Plough and, to the extent the compounds successfully progress through clinical development, we will be entitled to receive additional milestone payments. We are also entitled under the agreements with each of these partners to receive royalties on the commercial sale, if any, of a new drug emanating from the relationship. Although these collaborators are currently performing clinical trials of prospective pharmaceutical products containing our proprietary compounds, numerous additional studies will be necessary to support the further development of these product candidates. Results from preclinical studies conducted to date on these product candidates are not necessarily indicative of the results that may be obtained in future clinical studies. In addition to the compounds in the clinic, five more programs are at various stages of preclinical evaluation, the point at which compounds are tested for safety in animals prior to Investigational New Drug application filing and their introduction into humans during Phase I of clinical development.

There can be no assurance that these programs will successfully complete clinical development and produce marketed drugs, and history indicates that programs at these stages of development are more likely than not to fail. We have nine programs in preclinical and clinical development.

In addition, we are involved in approximately 40 other drug discovery programs in the preclinical discovery stage, some with collaborative partners and others within our internal discovery program. Approximately half of these programs are in various phases of preclinical research, from “hit-to-lead” studies to advanced stages of lead optimization. The remaining programs are in early stages, including development of biological assays for testing of compounds and the screening of our proprietary compound libraries against selected disease targets. In our collaborative programs we typically hold a financial interest in any active compounds that we identify through our screening and any drug candidate(s) that we help to optimize.

In our proprietary programs, we initially hold all rights to the compounds and typically enter into partnership and out-licensing arrangements once the program has reached an appropriate stage. Consideration of standard industry attrition rates suggests to us that a pipeline of the size and quality we have developed holds great potential for the introduction of one or more drugs into the market.

Our proprietary compound collection of approximately 7.5 million drug-like small molecules is organized into “libraries,” ranging from large, varied “discovery” libraries to smaller “targeted” libraries focused on specific biological target groups. These densely populated libraries produce rich Structure-Activity Relationship (SAR) data, which is detailed information on the relationship of the activity produced at a particular disease target to variation in molecular structure of the lead compound series. SAR information helps scientists determine which sub-structures within a set of active compounds generate the desired modulation of the disease target, and guides the scientists in their subsequent optimization of lead compounds to improve their impact on the target. We believe that our ability to derive SAR information from high throughput screening is a key distinction and competitive advantage for us in drug discovery.

The capabilities we bring to the challenges of drug discovery include a state-of-the-art technology platform and an experienced team of chemists and biologists. Our technological capabilities include medicinal chemistry expertise, proprietary combinatorial chemistry tools (which enable us to generate large collections, or “libraries,” of compounds by synthesizing many plausible combinations of their smaller chemical structures, or “building blocks”), skills in cell biology and development of assays (biological environments capable of revealing the modulating effects of potential therapeutic molecules on disease targets), high throughput and ultra high throughput primary screening, secondary screening, in vitro and in vivo absorption, distribution, metabolism and excretion (ADME) testing (where our scientists perform screens and other evaluations of potential therapeutic compounds to assess how living organisms (and specifically humans) are likely to absorb, distribute, metabolize and excrete the compound once it is ingested as a means of ascertaining whether the compound will prove clinically efficacious), and modeling, simulation and information management software. Our experienced scientific team, with its track record of success in drug discovery, is at the center of our efforts to address these challenges. Through their collaborative work with many of the world’s leading drug discovery firms, our scientific team brings to our company a diversity of scientific experience and knowledge of best practices in the pharmaceutical industry.

Recent achievements in our business include:

•  The nomination for full pre-clinical evaluation in February 2005 by our collaborative partner Celgene Corporation of a compound from our collaboration targeting an inflammatory condition.

•       The nominations for full pre-clinical evaluation by our collaborative partner Schering-Plough in the third and fourth quarters of 2004 of two compounds in the oncology therapeutic area that we have discovered through our collaboration.

•       The designation by our collaborative partner N.V. Organon in November 2004 of a development candidate with respect to a compound discovered through our collaboration.

•       The formation of a multi-year, multi-target drug discovery and development alliance in metabolic diseases with Biovitrum AB, in October 2004.

•       The expansion of our collaboration with Neurocrine Biosciences in October 2004 to include identification of drug candidates. Neurocrine accepted lead compounds delivered by us in the lead discovery phase of the collaboration in September 2004.

We were incorporated in February 2002 as a wholly owned subsidiary of Accelrys, Inc. (Accelrys), formerly Pharmacopeia, Inc. On December 18, 2003, Accelrys announced its plans to spin-off 100 percent of our shares in a pro rata tax-free distribution to its stockholders, subject to the satisfaction of certain conditions. On April 30, 2004, Accelrys completed the spin-off of us into an independent, separately traded and publicly held company through the distribution to its stockholders of a dividend of one share of our common stock for every two shares of Accelrys common stock held.

We refer you to our financial statements set forth in Item 8 of this Report.

Our Industry

Industry Overview

Drug discovery and development is the process of creating and evaluating drugs for the treatment of human disease. Biological, chemical, pharmacological, clinical and informatics expertise are key components of a successful drug discovery effort. The role of biology includes understanding disease mechanisms, identifying potential targets for therapeutic intervention and evaluating potential drug candidates. Chemistry’s role includes the creation of safe and effective new chemical entities, or drug candidates, to interact with these targets and the preparation of adequate quantities of active ingredient for preclinical and clinical testing. Informatics improves decision-making by identifying and predicting the characteristics of successful drugs, efficiently sharing current knowledge and creating databases to predict future discovery and clinical success. Pharmacology includes the understanding of diseases and disease processes and how these may be modulated by therapeutic intervention with drug compounds, as well as the understanding and measurement of the pharmacodynamic and pharmacokinetic and toxicological effects of potential drug molecules.

Our Drug Discovery Process

Although many scientific disciplines are required for new drug discovery and development, chemistry, biology and pharmacology are at the center of this process. Chemists, pharmacologists and biologists typically work together to design, prepare and deliver new chemical substances, develop laboratory models of disease, test compounds to identify agents that demonstrate the desired activity and finally create a clinical candidate. The drug discovery and development process includes the following steps:

Lead identification.   During the lead identification phase, researchers screen “libraries,” or collections of compounds, against disease targets to evaluate their potential as lead compounds (compounds that may be a starting point for further chemical modification to produce a clinical candidate molecule) in a process known as primary screening. To maximize the prospects of discovering promising new compounds during primary screening, many researchers seek to utilize diverse collections of molecules that cover a broad range of possible chemical structures. Scientists must balance, however, this desire for diversity in chemical composition against the requirement that the compounds have “drug-like” properties, such that their chemical structures render them likely to be bioavailable and non-toxic. The imperatives of diversity and drug-likeness essentially present scientists with something of a “trade-off” in their experimentation. Researchers can address these dual needs by efficiently screening large collections of molecules that are diverse in structure, but drug-like in character.

Once active compounds are generated from primary screening, medicinal chemists determine which compounds are most promising by analyzing the SAR data generated during the screening process. SAR information educates scientists with respect to the relationship between the chemical structures of a series of structurally related active and inactive compounds and the activity of the compounds within the series at the target that has been screened. As a result, a lead identification process which yields the richest SAR information will best guide the chemist towards creating compounds having chemical structures most likely to improve the potency, efficacy, bioavailability and toxicity properties of the original active compound. Large, diverse, densely populated compound libraries tend to produce substantially richer SAR data than smaller, less dense collections, providing chemists with the information needed to initiate successful optimization and reduce false starts. A further benefit of our screening process, which we believe is unique to us, is that “false positives” (compounds indicated to be active in a biological screen which subsequently turn out to be inactive—a general industry shortcoming of high-throughput screening) are largely eliminated in our process.

Lead optimization.   Lead optimization is the iterative process of refining the chemical structure of a compound in an attempt to improve its drug characteristics with the goal of producing a preclinical drug candidate. Specifically, medicinal chemists attempt to create compounds with characteristics superior to those of an identified lead candidate. Common among these characteristics are potency, selectivity, pharmacodynamics and/or pharmacokinetics (absorption, solubility, half-life and metabolism). The lead optimization process involves chemical synthesis, biological testing, analytical chemistry, pharmacology and data analysis.

Historically, lead optimization has not proven to be nearly as amenable as lead identification to the efficiencies and economies of scale of industrialization. Optimization remains largely a manual undertaking, with chemists personally synthesizing numerous compounds for further evaluation. Because most compounds created ultimately will not be utilized in the subject drug discovery program, a key to reducing optimization costs is to lower the number of molecules that must be synthesized to discover a new drug. We accomplish this reduction by utilizing rich SAR data we identify from screening our compound libraries. We also employ parallel synthesis in our lead optimization efforts to improve the efficiency of the process, a process which is common in the industry. We believe our extensive SAR data, our ability to eliminate false-positives and the multiple starting points often afforded by our screening process and our libraries that provide us a competitive advantage in lead optimization, in addition to the competitive advantage we believe we have in lead identification.

Preclinical development.   During the lead optimization phase, but prior to clinical testing, potential drug candidates undergo extensive in vitro (non-animal testing in a laboratory), and in vivo (testing in animals) studies. These efforts are designed to predict drug efficacy and safety in humans. The ultimate objective of preclinical testing is to obtain results that will allow selection of a clinical candidate to enter human clinical trials following regulatory approval. In parallel, scientists will continue to synthesize additional compounds that act as back-ups for the lead compound. Researchers will also continue to refine the process for manufacturing larger quantities of the compound, with the goals of reducing production costs while ensuring safety. Once a successful process is developed, batches of compounds are synthesized for animal and human testing during the preclinical (and, later, the clinical) development phase. We have arranged to lease a facility for conducting our preclinical development, including in vivo evaluation and the manufacturing of active ingredients.

Clinical trials.   Clinical trials, or human tests to determine the safety and efficacy of potential drug candidates, typically comprise three sequential phases, although the phases may overlap:

•       Phase I: The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

•       Phase II: This phase involves studies in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•       Phase III: When Phase II evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage and clinical efficacy and to further test for safety in an expanded patient population at geographically dispersed clinical study sites.

The trend towards longer trial durations and larger test populations has necessitated the production of large volumes of potential drugs for these tests.

If successful, clinical trials in the United States result in the filing of a New Drug Application (NDA) with the FDA. Similarly, separate clinical trials must be conducted and regulatory approvals secured before a drug can be marketed internationally.

We currently have no internal capability to conduct clinical trials but we aspire to build capability in this area as the need arises to perform clinical trials on our own clinical compounds.

Recent Trends and Opportunities

We believe the following trends have led and will continue to lead to increased opportunity for companies with drug discovery platforms that afford the advantages described above relative to the traditional approaches to drug discovery largely employed by our competitors:

Patent expirations, generic competition and pricing pressure spur the need for new pharmaceutical products.   Looming patent expirations and the prospects of generic competition contribute to concerns surrounding the sustainability of double-digit revenue growth rates for traditional pharmaceutical companies. For example, according to the Pharmaceutical Research and Manufacturers of America (PhRMA), the share of the U.S. prescription drug market held by generics is expected to increase from 51% in 2002 to 57% in 2005. Moreover, government legislation and Health Maintenance Organization (HMO) practices support the substitution of generic therapeutics for branded drugs. In parallel, increased focus on the part of HMOs and government programs on determining which reimbursements to make for healthcare costs, including prescription and non-prescription drugs, creates margin pressures and emphasizes the need for innovative new products. The need for new drugs to compete successfully in the prescription drug market should result in substantial opportunities for companies with innovative discovery platforms, such as ours, that enable new and novel drugs to be discovered faster and more cost-effectively.

The need for faster and cheaper research and development.   According to the Tufts Center for the Study of Drug Development (22 Journal of Health Economics, 2003), pharmaceutical companies, on average, devote 14 years and spend $800 million for each marketed drug. Despite escalating R&D expenditures, the number of blockbuster drugs has remained low. During the past 20 years, as indicated in the PhRMA Annual Survey for 2003, total R&D spending by U.S. pharmaceutical companies has increased approximately thirteenfold, to an estimated $25 billion in 2000 from $2 billion in 1980. While this focus on new drug generation has yielded a record number of new drugs in development, the number of FDA approvals of new therapeutics has not increased accordingly. Despite the chronicled advances in genomics, biology and chemistry, and significant improvements in information technology and informatics (where scientists apply this information technology to the drug discovery process through tools that enable the capture, visualization and analysis of data), the pharmaceutical failure rate remains high, and the percentage of potential new drugs recovering their development costs remains low. As a result, discovering drugs remains slow, expensive and risky. When combined with the margin pressures described previously, there is an accelerating need to manage costs through efficient R&D. We believe a significant opportunity exists for a drug discovery organization that can efficiently create higher-quality drug candidates resulting in improved success in the clinical development process.

Benefits of small molecule therapies.   The vast majority of drugs in the global marketplace, as well as potential therapeutics in preclinical and clinical development, are chemistry-derived small molecule compounds. Small molecule drugs offer manufacturing and delivery advantages over other protein-based drugs, including a greater universe of treatable diseases, lower cost with greater ease of manufacturing, and patient preference for an orally available small molecule (e.g., a tablet or capsule) over an injectable protein or antibody therapeutic. Therefore, we believe small molecule drugs will continue to account for the majority of drugs in development and on the market in the future. The chemical make-up or structure of a drug is the key determinant of its potency, specificity, dosing regimen and side effect profile. Minor modifications in chemical structure can differentiate drugs and determine their success or failure in the marketplace. While targets are used for evaluating the drug characteristics of chemical compounds, sophisticated chemistry expertise is required to analyze the raw compound, understand its chemical composition, engineer it into a therapeutic candidate, and develop it into a drug. We expect the preference for drugs that are small molecules to continue to benefit companies with medicinal chemistry expertise.

Our Business Strategy

Our objective is to increase our pipeline of proprietary and partnered drug candidates. Our strategies to achieve this objective are as follows:

Commence additional internal drug discovery programs, increase our investment in our existing internal discovery programs and license these programs at an appropriate point to pharmaceutical and biotechnology partners or retain ownership to market launch.   Central to our strategy is increased investment in our internal drug discovery programs to build a pipeline of drug discovery and development programs which we own. Our intent is to partner these programs at increasingly later stages, and thus retain an increasingly larger share of the revenues should one of these programs result in the successful launch of a marketed drug. We may attempt to retain ownership of such programs until market launch, if any, if the circumstances are favorable.

Enter into new and expanded research collaborations.   Through collaborative efforts with leading pharmaceutical and biotechnology partners, we have built a substantial pipeline of drug candidates. It is our strategy to add to this sizable pipeline of programs. Each new collaboration or other business arrangement into which we enter has the potential to augment this pipeline. Third party alliances also provide sources of current and/or prospective revenue for us, effectively funding our internal product generation efforts. As candidates progress through the development process, the milestone payments due from collaborators increase sharply, providing incentive for us to develop a robust drug pipeline. In contrast to many of our partnering efforts in the past (with the key exceptions of our relationships with Schering-Plough and Organon), we now seek to establish alliances which are broad in scope and multi-year in term to deliver compounds that are more mature than in the past; ideally compounds that are clinical candidates, as opposed to hits or leads. As a result of delivering later-stage compounds, which are of greater value, we will seek to retain a larger share of ownership (as represented by increased royalties on net sales that may result from the program advancing to the market) in the compound. Additionally, we will, where appropriate, evolve the collaborative model by offering to reduce our research fees in exchange for greater milestone and royalty commitments from the partner.

Expand our business through strategic transactions.   From time to time we have considered, and we will continue to consider in the future, if and when any appropriate opportunities become available, strategic initiatives intended to further the development of our business. We believe that there are opportunities to expand our product pipeline through the acquisition or in-licensing of, or investment in, product development candidates, and we intend to continue to explore and evaluate those opportunities. In certain cases, we may determine to structure a transaction in which we would issue our equity securities in payment of the purchase price or to satisfy capital contribution requirements.

Continue to develop our drug pipeline by adding skills and expertise in the areas of discovery, pharmacology and pre-clinical and clinical drug development.   We intend to continue to build our knowledge base of the relationship between classes of chemical structures and classes of biological targets. We believe this knowledge base will enable us to more quickly discover active compounds for newly identified targets. We chose to focus our internally-funded drug discovery programs on immunobiological diseases, and we intend to add to our significant internal expertise with respect to these diseases resulting from certain of our successful collaborations. We may add to our internal expertise by hiring and/or acquiring additional resources.

Our Drug Candidate Pipeline

Over the first 11 years of our business, we have built a drug candidate pipeline consisting of four clinical candidates (with respect to which the human testing process has begun), five pre-clinical programs and over 40 other drug discovery programs. Some of these programs started as collaborative drug discovery partnerships, while others started from our internal discovery efforts. In all cases, we have a financial interest in each of the subject compounds. Consideration of industry standard attrition rates suggests to us that this pipeline holds great potential for the introduction of one or more drugs into the market.

Our portfolio of drug candidates covers a broad range of disease areas. Our partners have diverse therapeutic interests, and thus our product pipeline spans multiple disease categories. Lead compounds discovered in a collaboration can show therapeutic activity (and, therefore, lead to milestone and subsequent payments) in a variety of disease areas. Accordingly, therapeutic focus is not necessarily a critical factor in the success of our collaborative efforts. This has allowed us to diversify our portfolio of programs across multiple disease categories.

Within our internal discovery programs we intend to concentrate our efforts on diseases related to immunobiology and also situations where modulation of an otherwise healthy immune system is desirable. Diseases which are impacted are rheumatoid arthritis, psoriasis, inflammatory bowel disease, organ transplantation, multiple sclerosis and others. This focus builds on expertise in the area, and also takes advantage of attractive commercial opportunities in areas of unmet medical needs

Our development candidate pipeline is described below:

Our Clinical Candidates

Four drug candidates in which we have a proprietary interest have commenced the human clinical testing process. The compound developed in our collaboration with Bristol-Myers Squibb, therapeutically active against p38 (a rheumatoid arthritis target), entered the clinic in August 2003. The p38 program began as one of our internal programs, and was partnered with Bristol-Myers Squibb in 1999 at the lead identification stage. The candidate emanating from our collaboration with Daiichi is the result of a screen of our compound collection and subsequent joint efforts to identify a vascular cell adhesion molecule (VCAM) antagonist. Daiichi began clinical trials in November 2003, principally for allergic asthma. The first compound developed in our collaboration with Schering-Plough entered the clinic in December 2003 and targets a respiratory indication. A second candidate resulting from our Schering-Plough collaboration began clinical trials in the first quarter of 2004, and targets an inflammation indication. Given the early stages of development of these candidates, we are not aware that Schering-Plough has determined the specific indications to be targeted within the respiratory and inflammation categories, respectively.

Development Candidates

There are currently five preclinical development candidates in our pipeline of potential drugs, each of which is the result of optimization of compounds discovered by screening our proprietary compound library. We have entered into partnership agreements with major pharmaceutical companies for each of these programs, under which we licensed the compounds to the partner for further development. At present, these compounds are at various stages in the GLP Toxicology evaluation process. One of these programs is for inflammatory disease, one for depression, two are oncology targets and one is for cardiovascular disease.

In Vivo Optimization Candidates

Our pipeline includes numerous (more than ten) advanced lead compounds undergoing in vivo optimization and pre-GLP toxicology studies. In this stage of the development process, testing of the interaction of the compound and the target is conducted in a live animal, such as a rat or mouse. Two of these candidates emanated from proprietary programs we conducted in the area of obesity and lipidemia, and subsequently were licensed to pharmaceutical partners for further development. The other programs involve drug candidates, some of which are our proprietary compounds, targeting cancer, pain management, depression/anxiety, MS/transplant rejection, sinusitis/rhinitis, inflammation and angiogenesis.

In Vitro Optimization Candidates

Numerous (more than ten) programs in our portfolio are at the stage of in vitro optimization in what we refer to as “hit to lead” stage. This portion of the drug discovery process involves the testing and analysis of the interaction of the compound and the target for such properties as metabolic stability, absorption and toxicity. Therapeutic areas addressed in these six programs include anxiety/depression, immunological response, neurological disease, angiogenesis, obesity/sexual dysfunction, HIV, pain, diabetes, obesity and allergy/transplant rejection.

Targets for screening

We are currently screening, or preparing to screen, another twenty therapeutic targets covering a broad range of disease areas. Some of these targets have been provided to us by collaborative partners; others are part of our internal efforts. Based on our historical rate of success in identifying leads from our proprietary collection of drug-like compounds that are active against targets we accept for screening, we expect to advance approximately half of these programs to the “hit-to-lead” stage. Thereafter, we anticipate that some portion of these active compounds will be selected for further optimization, based on their potential for development into drug candidates.

Our Business Model

Proprietary Drug Discovery

We conduct our own internal drug discovery research as a key component of our business model. In these programs, our scientific staff (in consultation with our Scientific Advisory Board) selects one or more molecular targets of interest in our chosen therapeutic area of immunobiology. Following the screening of our internal compound collection against the target(s), decisions to optimize and advance any hits are undertaken.

The following chart sets forth our internal candidate pipeline and the disease area in which the program is focused. Each of the candidates set forth in the chart is a proprietary program of ours that is not partnered with a collaborator.

Pharmacopeia Internal
Drug Discovery Candidate Pipeline

Proprietary Compound	Therapeutic Area
Lead Compounds(1)
JAK-3 Inhibitors	Immunosuppression
avb3/avb5 Inhibitors	Angiogenesis

(1)          Lead Compounds are “active compounds” that meet specific criteria which warrant their further advancement in the drug development process. “Active compounds” are compounds that demonstrate the ability to impact a target.

JAK-3 Inhibitors.   Janus Kinase-3 (JAK-3) is a T-cell selective, non-receptor protein tyrosine kinase and an essential component of IL-2 signal transduction. Current immunosuppressant therapeutics, rapamycin and cyclosporin, work in the IL-2 signal transduction pathway, but have narrow therapeutic indices as a consequence of high toxicity. A bio-available and selective inhibitor of JAK-3 kinase should augment or supplant these current therapies for solid organ transplant. We have identified a novel class of small molecule inhibitors of JAK-3 kinase. The current lead is potent at JAK-3 (IC50 < 10 nM at the kinase and < 100 nM in JAK-3-dependent cell-based assays), 20-fold selective over JAK-2 in cell-based assays, selective against a panel of protein kinases, stable to metabolism by rat liver microsomes and has high oral bioavailability (>70%).

av3/ av5 Inhibitors.   In angiogenesis—a leading cause of age-related macular degeneration, or AMD, and proliferative diabetic retinopathy-avb3 and avb5 are predominantly expressed on growth factor-activated vascular endothelial cells. We have identified a class of small molecule dual inhibitors of avb3 and avb5. PS388023 has an IC50 < 1 nanomolar (nM) in integrin binding assays, blocks FGF and VEGF induced human endothelial cell proliferation (IC50 < 100 nM), inhibits vitronectin-induced endothelial cell transwell migration (IC50 = 10nM) and inhibits corneal and retinal neovascularization in rodent models.

Collaborative Drug Discovery

Under our collaborative drug discovery programs our partner and we agree on one or more therapeutic targets. We conduct activities such as the screening of our compound collection against the target, and the optimization of active compounds to improve their efficacy, potency, pharmacokinetic properties and safety. The collaboration typically is closely managed, through regular meetings and detailed reporting, by a Joint Research Committee (JRC), consisting of our representatives and scientists designated by our partner. The JRC has considerable power and discretion in operating the program, and to guide the manner in which the objectives of the collaboration are pursued. Commonly, the JRC will make frequent adjustments to the joint work performed by our chemists and biologists in collaboration with our partner’s scientific staff to enhance the productivity and usefulness of the effort. As a result, we typically employ our technologies and personnel pursuant to a joint plan developed and regularly adjusted by the JRC consistent with the collaborative nature of the relationship.

As compensation, these arrangements typically provide that customers make payments to us in the form of:

•       up-front fees;

•       full-time equivalent employee (FTE) research funding for each scientist we utilize in the collaboration;

•       lump-sum milestone payments contingent upon the achievement of scientific endpoints specified in the collaboration agreement; and

•       royalties from the commercial sale, if any, of a product resulting from the parties’ efforts.

Milestone payments typically increase as a compound or lead series progresses through the development process. Early stage milestones, such as payments for identifying an active compound from our primary screening work, usually range in the low six figures. Achievement of later stage pre-clinical milestones, such as the nomination of a drug development candidate with respect to a lead compound, trigger payments in the mid six figures to one million dollars. Clinical milestones, such as the filing of an IND, the commencement of human clinical trials or the filing of an NDA with the FDA, typically lead to payments from one to several million dollars.

We will earn royalty payments to the extent that products derived from compounds discovered and/or optimized in the collaboration reach the market. However, there can be no assurance that any of these products will reach the market. These royalties are calculated as a percentage (on average in existing collaborative relationships, 4%-6%) of the dollars generated from any commercial sale of these products. By delivering later stage compounds and, where appropriate, by sharing more risk in the collaboration, we intend to increase the royalty rates we receive from our partners even for early-stage discovery collaborations.

External Resources

In an effort to increase the efficiency of both our internal and collaborative programs, we began a strategic arrangement in 2003 with Wu Xi PharmaTech of Shanghai, China under which Wu Xi PharmaTech provides chemistry services to us at a full-time-employee cost substantially lower than our internal costs.

We contract with contract research organizations to perform testing of our compounds in special animal models of disease and with respect to toxicity. Further, we engage in research collaborations with academic institutions to access their considerable expertise, in particular for the testing of our compounds in specific animal models of disease. We also contract with other biotechnology companies to perform fee-for-service testing of compounds both for internal and collaborative drug discovery.

By utilizing external resources in this manner, we cost-effectively extend our capabilities without the need for substantial investment in new infrastructure.

Our Core Technology and Drug Discovery Platform

In our view, the limited number and diversity of available chemical compounds as potential drug candidates has become a major bottleneck in the drug discovery process. The low productivity of many synthesis technologies, however, severely constrains the number of compounds available for screening in order to identify active compounds and provide the basis for initial SAR analysis. These synthesis methods also slow the optimization process by limiting the number of analogs synthesized and tested. As genomics and the mapping of the human genome have generated numerous potential new disease targets and advances in high throughput screening have led to a backlog of lead compounds showing some therapeutic activity, we believe that the shortage of sophisticated medicinal chemistry expertise in the industry has had a dampening effect on the progress of drug development.

We believe that our talented team of chemists and biologists, equipped with our proprietary combinatorial chemistry technology, compound collection and state-of-the-art medicinal chemistry and computational tools, offer a unique solution to these and other constraints on the productivity and success of the drug discovery process. Importantly, our technology uses solid phase synthesis and an encoding system to permit rapid identification of compounds synthesized in combinatorial mixtures. Further, our approach to drug discovery makes extensive use of software and informatics products to assist in the modeling of potential therapeutics, the simulation of interactions between compounds and biological targets and the collection, storage and use of the data generated from our research activities. In our view, these technologies, taken together with the broad experience and proven ability garnered by our scientists through their work with leading pharmaceutical and biotechnology companies, provide us with a competitive advantage in preclinical drug discovery.

Our drug discovery approach is supported by our proprietary combinatorial chemistry encoding technology, Encoded Combinatorial Libraries on Polymeric Support (“ECLiPS®”), our proprietary collection of chemical compounds, assay technology, production automation, information systems and quality assurance programs. These are more fully described below.

ECLiPS®Technology.   ECLiPS enables us to generate hundreds of thousands of small molecule compounds at a fraction of the cost of traditional chemical synthesis methods. We use “Direct Divide” combinatorial chemistry to build collections, or libraries, of 10,000 to 500,000 or more small molecule compounds by performing only 50 to 200 individual chemical reactions. ECLiPS offers substantial productivity improvements as compared to the 10,000 to 500,000 or more reactions that would be required to prepare similarly sized chemical libraries by synthesizing each compound individually. The ECLiPS technology productivity advantage results from the synthesis of compounds on tiny plastic beads in large mixtures, to which we attach proprietary, easily detectable, stable tag sets to enable the rapid identification from the mixture of any compound that is active in a biological screening assay.

We use ECLiPS technology to build libraries of small compounds, predominantly heterocycles. These low molecular weight compounds are preferred by pharmaceutical companies because they are more likely to be orally active (effective as drugs in tablet or capsule form), tend to have longer duration of action and are less expensive to manufacture. In contrast, natural peptide and oligonucleotide drugs are usually degraded by human digestive system enzymes and generally must be administered by injection. In addition, peptide and oligonucleotide drugs are often quickly eliminated from the body, which limits their duration of action. Further, the ECLiPS technology allows rapid resynthesis of compounds without deconvolution, a process in which an active compound must be “reverse engineered” by resynthesizing and testing various component combinations until the structure of the active compound is deduced.

Our ECLiPS technology enables us to build large, densely packed libraries of drug-like compounds that generate rich SAR information from the primary screening process. This SAR data greatly facilitates our drug candidate optimization by providing our medicinal chemists with a type of structural “roadmap” to guide their optimization efforts. Lead optimization is further accelerated by our expertise in combinatorial chemistry. Our scientists build combinatorial libraries of compounds around molecules and assay the molecules in an effort to determine the most promising course for ongoing synthesis.

Our tagging technology has been licensed exclusively from Columbia and Cold Spring since 1993. We are obligated to pay a minimum annual license fee of $100,000 to Columbia and Cold Spring. The term of the agreement is the later of (i) 20 years or (ii) the expiration of the last patent relating to the technology, at which time we will have a fully paid license to the technology. The license granted under this agreement may be terminated by Columbia and Cold Spring (i) upon 30 days written notice to us if Columbia and Cold Spring elect to terminate if we do not expend certain amount of money developing and commercializing the combinatorial chemical libraries, (ii) upon 30 days written notice to us if we materially breach the agreement and fail to cure the material breach, or (iii) if we commit any act of bankruptcy, become insolvent, file a petition under any bankruptcy or insolvency act or have a petition filed against us that is not dismissed within 60 days. We are also obligated to pay royalties to Columbia and Cold Spring based on net sales of pharmaceutical products we develop, as well as a percentage of all other payments (such as milestones and royalties) we receive from customers where we have utilized the technology licensed from Columbia and Cold Spring.

On August 23, 2004, Columbia provided us with a notice of material breach of the Agreement arising from an alleged underpayment by us of certain royalties under the Agreement. In correspondence initiated by Columbia, the amount of the alleged underpayment has been estimated to be at least $1.12 million for the period from July 1, 2001 through June 30, 2003. We do not believe that we have underpaid the royalties at issue or that we are in material breach under the Agreement. The Agreement covers our core tagging technology used in our proprietary combinatorial chemistry encoding technology, ECLiPS.

The parties have a mutual obligation under the terms of the Agreement to negotiate in good faith to resolve the dispute. As a result of the discussions that have taken place to date, Columbia and Cold Spring Harbor have agreed not to terminate our license under the Agreement earlier than April 15, 2005.

We do not believe that we have underpaid the royalties at issue or that we are in material breach under the Agreement; however, management has determined that there will be a cost to settle and resolve this matter with Columbia. While we are in the process of negotiating a resolution of this matter, in accordance with FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss” we have recorded a charge of $1.0 million for the probable financial outcome of this resolution. This amount is included in Sales, General and Administrative expenses in the Statement of Operations for the year ended December 31, 2004. We believe that any resolution of the dispute will not have a material adverse effect on our financial condition.

Our Compound Collection.   We have employed ECLiPS, together with other technologies, to synthesize approximately 7.5 million chemical compounds. Our proprietary collection is organized into “libraries,” consisting of both large and diverse “discovery” libraries of 20,000-100,000 compounds and smaller “targeted” libraries designed to interact with particular disease targets or classes of targets. Our collection has had success producing compounds found to be therapeutically active against difficult targets supplied by our partners; in the primary screening process, our libraries often produce hundreds of active compounds of varying potencies rather than the handful generated by some other collections. In our view, the value of these significant compound collections has been recognized by a number of leading pharmaceutical organizations, who recently have decided to build large internal compound libraries or significantly augment existing small molecule collections. Our small molecule libraries have been engineered to be both drug-like and diverse.

The screening of our collection has produced scores of promising compounds found to be therapeutically active against our partners’ and our targets. Small molecules discovered in our libraries currently are the focus of dozens of internal and collaborative optimization programs. Most of our advanced clinical and preclinical candidates are centered around compounds from our collection. In several of these programs, we have found that medicinal chemistry work, performed both in our laboratories and at our partners’ facilities, has altered the structure of the drug candidate remarkably little from the compound originally synthesized by our chemists and catalogued in our library.

Our criteria for determining whether or not we have been successful in the screening of our compound library against a particular disease target are both rigorous and relatively simple. We measure our success by evaluating the potency of each screened compound in inducing, or inhibiting, activity in the target at specified “concentrations” of the compound per liter. A screen against a given target is deemed to be “successful” if we discover at least one compound from our collection that is active in the desired manner against the target at the prescribed concentration. We report our success to our collaborators in terms of activity of the compound against the applicable target at concentrations agreed to with our partner in advance.

Our compound collection and high throughput screening technologies have been proven to be effective against a wide variety of biological targets. Importantly, we have achieved success against some of our collaborators’ most difficult targets, often after our partners’ internal drug discovery efforts were unsuccessful. Our libraries have been shown to be particularly effective against some of the industry’s most important disease targets, such as G-Protein Coupled Receptors (GPCRs) and Kinases.

For example, of the 22 Kinases we have screened to date, a potent active compound from our library was discovered in 18 cases (an 82% success rate). For GPCRs, we discovered a potent active compound in 18 of 30 cases (a 60% success rate). Overall, we have about a 57% success rate in discovering potent compounds active against some of the industry’s most challenging targets.

Our ability to optimize an active or “hit” compound has also proven highly effective. In more than 55 lead optimization programs, we have produced 9 development candidates and have more than 20 efforts continuing either at Pharmacopeia or at our partners’ laboratories.

Assay Technology.   We employ 384-well and 1,536-well microtiter plate screening assays to identify compounds active against biological targets. These 384-well and 1,536-well formats offer significant throughput improvements and cost savings as compared to the industry standard 96-well format. In 2003 alone, we completed 40 million tests of our library compounds for activity against targets. Further, our 1,536-well format allows us to perform, at an extremely low cost, a screen of 5.5 million compounds against a target in under two weeks. Labor required for screening with a 1,536-well assay is reduced tenfold as compared to 96-well plates.

Production Automation.   Production automation technology is another important component of our integrated drug discovery approach. We have developed proprietary instruments and methods for quickly and cost effectively manipulating large numbers of small plastic beads and the compounds that are detached from these beads. The technology includes proprietary engineering methods and automated systems for placing individual compounds in 384 to 1,536-well assays and processing them in preparation for screening.

Information Systems.   We have developed proprietary software to support our drug discovery activities. Our information systems assist our scientists in managing the extensive data generated during library production and testing. First, our software integrates the tag set decoding results with the original library design database to quickly provide our scientists with the specific chemical structure and synthesis steps for the active compound. Our information systems also include molecular modeling, structure analysis and statistical programs for designing optimization libraries and software to collect and analyze the results of individual assays. We use Accelrys products, thereby significantly enhancing our ability to use informatics in the drug discovery process. As we continue to build our chemical libraries and accelerate our high-throughput screening activities, our information systems store the SAR and other information generated. We have the ability to access this SAR information for our own internal use or to assist existing and new customers in the search of candidate molecules that interact with specific targets.

Quality Assurance.   Our drug discovery approach includes an extensive quality assurance program. As libraries are synthesized, representative compounds are analyzed at each reaction step to assure that yields are high and compounds are sufficiently pure. During library production, samples are tested at each reaction step to assure that the tag sets have been satisfactorily attached and can be decoded. Representative compounds are also tested to identify optimal solvents and detachment conditions for removing compounds from beads to perform screening assays. Production plates containing compounds for screening include control samples to further assure that plates to be screened in assays have been prepared appropriately.

Our Drug Discovery Collaborations

Set forth below are our most significant collaborative relationships.

Schering-Plough Corporation

In August 2003, we entered into new multiyear agreements with Schering-Plough Corporation, extending our largest pharmaceutical collaboration for a minimum of three years. Beginning our work together in 1995, we expanded the alliance in 1998 through a five-year agreement under which we created libraries for use by Schering-Plough scientists and assisted in the optimization of potential new therapeutics. Under the terms of the new agreements, we optimize candidates selected for clinical development by Schering-Plough and screen our internal library to identify compounds active against multiple Schering-Plough targets. If successful, we will license the optimized drug candidates on an exclusive basis to Schering-Plough for further development. With respect to any target we accept from Schering-Plough for screening or optimization work, we have agreed that we will not screen our compound library for other collaborators, or for our own account, against that target for a specified period.

We receive research funding from Schering-Plough and, in return for our successful drug discovery activities, we are entitled to receive milestone and other payments from Schering-Plough as compounds progress through development and royalties on sales of any products resulting from the collaboration. Payments under our Schering-Plough collaborations totaled approximately $14.1 million for the year ended December 31, 2004, representing approximately 58% of our revenue for the year. Payments under our Schering-Plough collaboration totaled approximately $13.9 million, $14.7 million, $12.9 million, and $13.4 million for the years ended December 31, 2003, 2002, 2001, and 2000, respectively. Payments under our Schering-Plough collaborations since inception in 1995 have totaled approximately $107.2 million, of which approximately $20.0 million represents investments in our equity securities and milestone payments.

The initial term of the 2003 agreements is three years. Schering-Plough was obligated to fund a specified number of our FTEs in the first year. In November 2004 based on the initial screening results Schering-Plough decided to focus on optimization programs and terminate our screening activities on Schering-Plough’s behalf. This decision resulted in an approximately 11% reduction of the number of our FTEs whom Schering-Plough was obligated to fund. Under the 2003 agreements, Schering-Plough may reduce its FTE funding by an additional 41% in August 2005. Discussions have been initiated regarding the possible extension or modification of the 2003 agreements.

N.V. Organon

In February 2002, we entered into a five-year drug discovery agreement with N.V. Organon (the pharmaceutical business unit of Akzo Nobel) to identify and optimize new drug candidates for multiple therapeutic targets provided by Organon. Compounds from our proprietary collection that are screened and optimized and which meet the potency, selectivity, efficacy and other criteria specified by the parties will be licensed to Organon on an exclusive basis for further development. In addition, with respect to any target we accept from Organon for screening or optimization work, we have agreed that we will not screen our compound library for other collaborators, or for our own account, against that target for a specified period. In return for our successful drug discovery activities, and meeting certain preclinical and clinical milestones, we are entitled to receive fees and milestone payments from Organon. Thereafter, upon successful commercialization of any product resulting from the relationship, we will be entitled to receive royalties on sales of that product.

The initial term of the agreement is five years. Notwithstanding the stated term, however, Organon has the right to terminate the agreement as soon as 2005, and at future times thereafter, in the event we are unable to deliver lead compounds meeting the criteria specified in the agreement.

Our relationship with Organon began in May 1996 with a drug discovery program focused on identifying novel compounds from our candidate library active against Organon targets in the therapeutic areas of depression, anxiety, psychosis and human reproduction. Based on the success achieved in the initial program, the collaboration expanded in 1998 and 1999 to cover other Organon targets. Over the last few years, the identification of active compounds from these collaborations has resulted in our receipt of milestone payments from Organon, and has led to a number of additional optimization programs and other chemistry services agreements between the companies. One such agreement was entered into in May 2002, under which we optimized against an important Organon target a series of lead compounds identified in a previous collaboration with Organon. We remain eligible for additional milestones and potential royalty payments from Organon in connection with this and other programs.

Payments under our various agreements with Organon totaled almost $5.6 million for the year ended December 31, 2004, representing approximately 23% of our revenue for the year. Payments under our Organon collaborations totaled approximately $5.5 million, $6.0 million, $3.3 million, and $3.4 million for the years ended December 31, 2003, 2002, 2001, and 2000, respectively. Payments under our Organon collaborations since inception in 1996 have totaled approximately $44.4 million, of which approximately $8.3 million represents investments in our equity securities and approximately $2.75 million was milestone and success fee payments.

Other Relationships

We have also entered into research collaboration agreements with Berlex Laboratories, Biovitrum AB, Bristol-Myers Squibb, CV Therapeutics, Daiichi Pharmaceutical, AstraZeneca, Schering AG, Celgene Corporation, Otsuka Pharmaceutical Factory, Novartis AG, Neurocrine Biosciences, Ester Neurosciences, Altana Pharma, Taiho Pharmaceutical, Progenics Pharmaceuticals, Locomogene, BASF AG and Mitsubishi Pharma. Several of these collaborations, in which we have completed our research activities, may yield us milestone and royalty revenues. We believe the termination of any one of the active agreements would not have a material adverse effect on us.

Marketing

Our senior management and business development personnel are primarily responsible for marketing our collaborative capabilities and licensing our internal programs. We market our capabilities and services directly to customers, typically through meetings with senior management of pharmaceutical and biotechnology companies, and by our participation in trade conferences and partnering meetings. We also generate new business from customer referrals and through expansion of existing contracts.

Competition

We compete with companies in the United States and abroad that engage generally in the discovery, development and production of drug discovery products and particularly with those companies that seek to identify and optimize small-molecule compounds for potential pharmaceutical development. We compete with the research departments of pharmaceutical companies, biotechnology companies, combinatorial and medicinal chemistry companies, and research and academic institutions. Many of these organizations have greater financial and human resources and more experience in research and development than us. We compete based on a number of factors, including size, relative expertise and sophistication, speed and costs of identifying and optimizing potential lead compounds and of developing and optimizing chemical processes.

Historically, pharmaceutical companies have maintained close control over their research activities, including the synthesis, screening and optimization of chemical compounds. Many of these companies, which represent the greatest potential market for our services, have developed combinatorial chemistry and other methodologies to improve productivity, and have made major investments in robotics technology to permit the automated parallel synthesis of compounds. In addition, certain of these companies already have large collections of compounds previously synthesized or ordered from chemical supply catalogs or other sources against which they may screen new disease targets. Other sources of compounds include those extracted from natural products such as plants and microorganisms and compounds created using rational drug design. Academic institutions, governmental agencies and other research organizations are also conducting research in areas in which we are working, either on their own or through collaborative efforts.

Employees

Our success depends in part on the continued service of key scientific, business development and management personnel and our ability to identify, hire and retain additional personnel. As of December 31, 2004, we had 151 regular employees, including 73 chemists and 37 biologists, of whom 52 have doctorate level degrees. None of our employees is covered by collective bargaining agreements. All of our employees are at-will employees, which means that each of them can terminate their relationship with us and we can terminate our relationship with them at any time. We believe our relations with our employees are good. Furthermore, we offer industry competitive wages and benefits and are committed to maintaining a workplace environment that promotes employee productivity and satisfaction.

Intellectual Property

We have applied for approximately 161 patents, approximately 77 of which have been issued, relating to various aspects of our technology, including our molecular tag sets, certain screening technologies and our libraries or compounds contained therein. We either own these patents and patent applications or rights under them are licensed to us. Of particular note, we are the exclusive licensee of U.S. patents issued on October 15, 1996, February 24, 1998 and August 4, 1998, which provide broad protection to our use of encoded combinatorial libraries and which expire in 2013. We refer you to “Business—Our Core Technology and Drug Discovery Platform—ECLiPS Technology”. Our success will depend in large part on our ability, and the ability of our licensees and licensors, to obtain patents for our technologies and the compounds and other products, if any, resulting from the application of such technologies, defend patents once obtained, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the U.S. and in foreign countries.

Government Regulation

Generally, in order to gain approval of the FDA, a company must conduct preclinical studies in the laboratory and in animal models to gain preliminary information on a compound’s efficacy and to identify any safety problems. The results of these studies are submitted as a part of an IND that the FDA must review prior to the commencement of clinical trials of an investigational drug. In order to commercialize any products, we or our customer will be required to sponsor and file an IND and will be responsible for initiating and overseeing the clinical trials to demonstrate the safety and efficacy that are necessary to obtain FDA approval of any such products. Clinical trials are normally done in three sequential phases (Phase I, Phase II and Phase III) that may overlap and generally take two to five years, but may take longer, to complete. After completion of clinical trials of a new product, FDA and foreign regulatory authority marketing approval must be obtained. If the product is classified as a new drug, we, or our customer, will be required to file an NDA and receive approval before commercial marketing of the drug. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the United States, we will also be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. Further, our research and development processes involve the controlled use of hazardous materials. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that our activities currently comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated.

Research and Development

Our expense for proprietary research and development activities was as follows (in thousands):

Years ended December 31,
2004	2003	2002
$5,955	$3,951	$6,848

The increase in research and development from 2003 to 2004 is due to our intention to increase our investment in proprietary research and development programs. The decrease in research and development from 2002 to 2003 resulted from reductions in internally-funded research and development activities and increased resources allocated to collaborative projects.

ITEM 2.                PROPERTIES

We currently lease and occupy approximately 77,000 square feet in two facilities near Princeton, New Jersey. We pay approximately $170,000 per month under these leases and they expire in 2016. Additionally, we have leased through April 30, 2006 approximately 86,000 square feet in a facility in Monmouth Junction, New Jersey, which space is currently unused. We pay rent of approximately $160,000 per month under this lease.

ITEM 3.                LEGAL PROCEEDINGS

We are not a party to any legal proceedings the negative outcome of which to us would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

Our common stock began trading on the Nasdaq National Market on May 3, 2004, the first full trading day following our spin-off from Accelrys, our former parent. Our common stock trades under the ticker symbol “PCOP”. Our common stock traded on a “when issued” basis under the ticker symbol “PCOPV” for a short period of time prior to the completion of our spin-off. The following table sets forth for the periods indicated the range of high and low sale prices of the Common Stock.

	2004
	High	Low
First Quarter	$—	$—
Second Quarter	10.35	5.23
Third Quarter	6.39	4.46
Fourth Quarter	6.55	4.70

HOLDERS OF RECORD

As of March 11, 2005 there were 432 holders of record of our Common Stock.

DIVIDENDS

No cash dividends have been paid on the Common Stock to date.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected financial data have been derived from our audited Financial Statements. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and related notes thereto included elsewhere in this Annual Report.

	Years ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue	$24,359	$29,503	$29,304	$27,196	$39,035
Net income (loss)	(17,420)	(2,848)	(2,142)	(6,599)	700
Net income (loss) per share:
—Basic and diluted	(1.43)	(0.23)	(0.18)	(0.54)	0.06

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$40,885	$524	$6,737	$—	$—
Total assets	57,005	11,052	13,194	8,588	11,034
Deferred compensation plan, deferred revenue, and other long-term liabilities	3,046	325	325	1,796	1,899
Total stockholders' equity	43,708	4,307	4,425	(1,282)	(1,156)

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and the Financial Statements and related disclosures included elsewhere in this report.

The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in “Risk Factors” and “Forward-Looking Statements.”

Business Overview

We are a biopharmaceutical company focused on the creation of new small molecule therapeutics to address significant unmet medical needs. Using proprietary technologies and processes, we identify, optimize and develop novel drug candidates in collaboration with major pharmaceutical and biotechnology companies and increasingly through our own internally-funded drug discovery programs. These programs are primarily focused on immunobiology and immunological diseases. Our later stage portfolio currently comprises multiple-partnered programs that have been advanced into human clinical trials, with further programs in late-stage pre-clinical development. Additionally, we have approximately 40 partnered and internal programs in discovery, which are expected to drive our clinical portfolio in the future.

We have drug discovery collaborations with leading pharmaceutical companies and emerging biotechnology companies. Our contributions to our partners’ drug discovery programs include: our delivery of results (such as in vitro and in vivo pharmacology results) generally obtained internally or achieved by research divisions within pharmaceutical and biotechnology companies, as well as at CROs; our “optimization” of the lead compounds identified through the screening process and subsequent studies, in which we refine the molecular structure of the lead compounds to increase their efficacy, potency and bioavailability, in an effort to reduce their potential toxicity and enhance safety, and improve their prospects for securing patent protection; our further testing and conduct of scientific studies of these compounds to modify activity such that they may be designated “lead” compounds, which are active compounds which meet specific criteria (such as potency, selectivity, specificity and drug-likeness) that warrant their advancement to further stages of the drug discovery process; our high throughput and ultra high throughput screening capabilities that enable us to test these compounds for potential utility in a lead optimization program by testing them against a disease-related collaborative target (such screening is accomplished at the rate of hundreds of thousands (with respect to high throughput) to millions (with respect to ultra high throughput) of our small molecule lead compounds per week) to identify “active compounds” (compounds that demonstrate through these biological tests the ability to impact the disease target of interest); and making available, on a limited basis via our screening expertise, our large, diverse proprietary libraries of drug-like chemical compounds from which potential lead compounds can be identified.

Our customers typically fund our research, and provide for our receipt of significant milestone payments if and as our discoveries progress through the development process. In addition, our collaborative drug discovery agreements typically provide that upon such approval we are entitled to receive royalty payments calculated as a percentage of the net sales of the products. Our revenue is highly concentrated in our two largest collaborators, Schering-Plough and N. V. Organon.

In addition to collaborative drug discovery research, we conduct proprietary research primarily focused on immunobiological diseases to discover new candidate compounds with commercial potential. Unlike in our established collaborative business model, we provide the required funding for these programs. As we do not receive funding from third party collaborators, we initially retain all intellectual property and ownership rights in any compounds discovered. At an appropriate point, we may determine to license one or more of these compounds to a third party (usually a larger pharmaceutical or biotechnology organization). Out-licensing at an appropriate point in the compound’s development enables us to take advantage of the additional resources, expertise and technologies of the licensee company in order to further the development of the compound and provides us with up-front fees and milestone payments, as well as recurring royalty payments if these compounds are developed into new commercial drugs. These agreements convert our proprietary programs into collaborative partnerships and out-licensing agreements, typically at a more advanced stage of the drug development process, and typically on more favorable terms for us due to the reduction in the risk for the partner and the investment that we have made advancing the program to the stage at which it is licensed.

We chose to focus our internally-funded drug discovery programs on immunobiological disease processes and the discovery of treatments for immunological diseases such as rheumatoid arthritis, psoriasis and other inflammatory diseases for several reasons.  First, we believe many existing therapies for these diseases are lacking in one or more respects. For example, methotrexate, the standard of care for rheumatoid arthritis has serious side effects while newer biologicals are costly and may have safety concerns. In addition, we believe there are increasing commercial opportunities provided by a large, growing population of older patients with immunobiological diseases including chronic and acute inflammation, autoimmune diseases and asthma. We also believe the global market for immunosuppressant therapy for transplant patients alone is in excess of $4 billion per year, and a drug developed to meet the needs of such patients is likely to also offer medical benefit and commercial opportunity in other chronic diseases with similar underlying etiologies. We believe the last decade has seen significant strides in the understanding of the underlying biology of the immune system and immune diseases and that the time is right to leverage this new and greater understanding in a commercial and drug discovery setting. We also believe that a treatment developed for one immunobiological disease may be further developed for another and, consequently, an investment in one treatment may potentially yield results for multiple treatments. Finally, we have significant internal expertise with respect to discovering drug candidates for these diseases.

Our drug discovery efforts have produced four clinical compounds to date. We initially developed our first clinical compound, a p38 MAP kinase inhibitor for rheumatoid arthritis and entered into a partnering agreement with Bristol-Myers Squibb Company in 1999, that compound commenced clinical trials in August 2003. This potential new drug, a small molecule optimized from our proprietary compound collection currently is in Phase I of clinical testing. A second of our proprietary internal compounds targets an allergic asthma indication and commenced clinical trials in November 2003. This clinical compound is a product of our collaboration with Daiichi Pharmaceutical Co. Our third clinical compound, which targets a respiratory indication, was developed in collaboration with Schering-Plough Corporation and commenced clinical trials in December 2003. The Schering-Plough relationship produced a second clinical compound, which is our fourth in total, in March 2004, when Schering-Plough initiated clinical trials for an inflammation indication. We have received significant milestone payments from each of Bristol-Myers Squibb, Daiichi and Schering-Plough and, to the extent the compounds successfully progress through clinical development, we will be entitled to receive additional milestone payments. We are also entitled under the agreements with each of these partners to receive royalties on the commercial sale, if any, of a new drug emanating from the relationship. Although these collaborators are currently performing clinical trials of prospective pharmaceutical products containing our proprietary compounds, numerous additional studies will be necessary to support the further development of these product candidates. Results from preclinical studies conducted to date on these product candidates are not necessarily indicative of the results that may be obtained in future clinical studies.  In addition to the compounds in the clinic, five more programs are at various stages of preclinical evaluation, the point at which compounds are tested for safety in animals prior to Investigational New Drug application filing and their introduction into humans during Phase I of clinical development.

In addition, we are involved in approximately 40 other drug discovery programs in the preclinical discovery stage, some with collaborative partners and others within our internal discovery program. Approximately half of these programs are in various phases of preclinical research, from “hit-to-lead” studies to advanced stages of lead optimization. The remaining programs are in early stages, including development of biological assays for testing of compounds and the screening of our proprietary compound libraries against selected disease targets. In our collaborative programs we typically hold a financial interest in any active compounds that we identify through our screening and any drug candidate(s) that we help to optimize.

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

On April 30, 2004, Accelrys, then our sole stockholder, distributed all outstanding shares of our common stock to the holders of common stock of Accelrys. We thereafter began operations as an independent, separately traded and publicly held company. The distribution was made without payment of any consideration or the exchange of any shares by Accelrys stockholders. In the distribution, Accelrys stockholders received one share of our common stock for every two shares of Accelrys common stock held of record. The stock traded as when issued from April 20, 2004 through April 30, 2004 and began regular trading on The NASDAQ National Market on May 3, 2004 under the trading symbol “PCOP.”

On August 23, 2004, Columbia University Science and Technology Ventures (“Columbia”) provided us with a notice of material breach of the License Agreement, dated July 16, 1993 and as amended October 6, 1995, among us, the Trustees of Columbia University in the City of New York and Cold Spring Harbor Laboratory (the “Agreement”) arising from an alleged underpayment by us of certain royalties under the Agreement. In correspondence initiated by Columbia, the amount of the alleged underpayment has been estimated to be at least $1.12 million for the period from July 1, 2001 through June 30, 2003. We do not believe that we have underpaid the royalties at issue or that we are in material breach under the Agreement. The Agreement covers our core tagging technology used in our proprietary combinatorial chemistry encoding technology, Encoded Combinatorial Libraries on Polymeric Support, or ECLiPS.

The parties have a mutual obligation under the terms of the Agreement to negotiate in good faith to resolve the dispute. As a result of the discussions that have taken place to date, Columbia and Cold Spring Harbor have agreed not to terminate our license under the Agreement earlier than April 15, 2005.

We do not believe that we have underpaid the royalties at issue or that we are in material breach under the agreement, however, management has determined that there will be a cost to settle and resolve this matter with Columbia. While we are in the process of negotiating a resolution of this matter, in accordance with FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss” we have recorded a charge of $1.0 million for the probable financial outcome of this resolution. This amount is included in Sales, general and administrative expense in the Statement of Operations for the year ended December 31, 2004. We believe that any resolution of the dispute will not have a material adverse effect on our financial condition.

Results of Operations

2004 Compared to 2003

Our net revenue decreased 17% to $24.4 million for the year ended December 31, 2004 compared to $29.5 million for the year ended December 31, 2003. Net revenue consists of the funding of our research activities, as well as our receipt of milestones, success fees and license revenue if and as our discoveries progress through the development process. Net revenue for the years ended December 31, 2004 and 2003 is summarized as follows:

	For the years ended December 31,
	2004	2003
Collaborative research funding	$18,754	$23,769
Milestones, success fees and license revenue	5,605	5,734
	$24,359	$29,503

The decrease in collaborative research funding was primarily due to reduced revenue from our collaborations with Schering-Plough, the expiration of one of our collaborations with N.V. Organon, the expiration of a lead optimization agreement with Progenics, and the significant reduction in our screening services activities with Novartis. In 2004 and 2003, Schering-Plough accounted for 58% and 47% of our net revenue, respectively. In 2004 and 2003, N.V. Organon accounted for 23% and 18% of our net revenue, respectively.

In contrast to many of our partnering efforts in the past (with the key exceptions of our relationships with Schering-Plough and Organon), we now seek to establish alliances which are broad in scope and multi-year in term to deliver compounds that are more mature than in the past; ideally compounds that are clinical candidates, as opposed to hits or leads. As a result of delivering later-stage compounds, which are of greater value, we will seek to retain a larger share of ownership (as represented by increased royalties on net sales that may result from the program advancing to the market) in the compounds. Additionally, we will, where appropriate, evolve the collaborative model by offering to reduce our research fees in exchange for greater milestone and royalty commitments from the partner.

Collaborative research and development expense includes the labor, material, equipment and allocated facilities cost of our scientific staff that are working on collaborative partnerships. Collaborative research and development expense decreased 7% to $20.7 million for the year ended December 31, 2004 compared to $22.2 million for the year ended December 31, 2003. The decrease was due to a reduction in research and development efforts in optimization and screening programs and reduced allocated facility costs.

Proprietary research and development expense includes labor, material, equipment and allocated facilities cost of scientific staff working on unfunded internal drug discovery programs. Our internal drug discovery projects are focused on the creation of new small molecule therapeutics using proprietary technologies and our proprietary collection of compounds to identify and optimize novel drug candidates. Because of the speculative nature of these internal drug discovery projects, it is not possible to estimate completion dates, or estimated costs of completion. Additionally, from time to time, depending on requirements under collaborative partnership work, certain staff and other research and development resources may be temporarily redirected to collaborative partnership work which redirection may also delay or impact the cost of internal drug discovery projects. Consistent with our strategy, to increase our investment in internal drug discovery programs, research and development expenses increased 51% to $6.0 million for the year ended December 31, 2004 compared to $4.0 million for the year ended December 31, 2003.

Sales, general and administrative expense increased by 64% to $9.9 million for the year ended December 31, 2004 compared to $6.0 million for the year ended December 31, 2003. The increase in Sales, general and administrative expense is primarily attributable to additional costs associated with our being an independent company, including salary and expenses for executive management, finance, legal, human resources, information services, investor relations, and corporate governance. Prior to the distribution, general corporate overhead had been allocated based on our revenue as a percentage of Accelrys’ s total revenue. The increase in sales, general and administrative is also due to moving costs incurred in the consolidation of our research and development facilities and the recording of an accrual for the probable cost estimated by management to resolve our dispute with Columbia.

During the year ended December 31, 2004, we undertook a restructuring and certain other actions. Accordingly, restructuring and other charges of $5.9 million were incurred. The charge included severance payments, the cost to exit a leased facility, and the acceleration of a deferred compensation charge.

Interest and other income net increased to $561 thousand for the year ended December 31, 2004 compared to $19 thousand for the year ended December 31, 2003. This increase is due to significantly higher cash, cash equivalents and marketable securities balances due to the capital contribution from Accelrys at the time of the distribution.

We recorded an income tax benefit for the year ended December 31, 2004 related to the sale of our 2002 state net operating losses, partially offset by minimum 2004 state income taxes. The provision for the year ended December 31, 2003 included foreign taxes, as well as state income taxes.

As a result of the net revenues and costs described above, we generated a net loss of $17.4 million ($1.43 per basic and diluted share) for the year ended December 31, 2004, compared to a net loss of $2.8 million ($0.23 per basic and diluted share) for the year ended December 31, 2003.

2003 Compared to 2002

Our net revenue increased to $29.5 million for the year ended December 31, 2003 compared to $29.3 million for the year ended December 31, 2002. Net revenue consists of the funding of our research activities, as well as our receipt of milestone, success fees and license revenue if and as our discoveries progress through the development process. Net revenue for the years ended December 31, 2003 and 2002 is summarized as follows:

	For the years ended December 31,
	2003	2002
Collaborative research funding	$23,769	$27,147
Milestones, success fees and license revenue	5,734	2,157
	$29,503	$29,304

The decrease in research funding was primarily due to a decrease in revenue from our collaborations with Schering-Plough, our recording in 2002 of a $1.2 million increase in revenue resulting from a change in our estimate of costs to complete a contract, and a decrease in lead optimization revenue. This decrease was partially offset by revenues we received under our screening services agreement with Novartis. In 2003 and 2002, Schering-Plough accounted for 47% and 50% of our revenue, respectively. In 2003 and 2002, N.V. Organon accounted for 18% and 20% of our revenue, respectively.

The increase in milestones, success fees and license revenue was due to the progression of certain of our discoveries through the development process with our collaborative partners Berlex Biosciences, Bristol-Myers Squibb, Daiichi and Schering-Plough.

Collaborative research and development expense includes the labor, material, equipment and allocated facilities cost of our scientific staff that are working on collaborative partnerships. Collaborative research and development expense increased 16% to $22.2 million for the year ended December 31, 2003 compared to $19.1 million for the year ended December 31, 2002. The increase was related to increased resources allocated to collaborative partnerships, which resulted in increased direct and allocated fixed costs.

Proprietary research and development expense includes the fully burdened costs of our scientific staff who are working on internal drug discovery projects. Internal drug discovery projects are focused on the creation of new small molecule therapeutics using proprietary technologies and our proprietary collection of 7.5 million compounds to identify and optimize novel drug candidates. Because of the speculative nature of these internal drug discovery projects, it is not possible to estimate completion dates, or estimated costs of completion. Additionally, from time to time, depending on requirements under collaborative partnership agreements, certain staff and other research and development resources may be temporarily redirected to collaborative partnership work which redirection may also delay or impact the cost of internal drug discovery projects. Our proprietary research and development expense decreased by 42% for the year ended December 31, 2003 compared to the year ended December 31, 2002 due to a temporary reallocation of chemistry and biology research activities to collaborative partnership work, which also caused the corresponding increase in collaborative research and development described above.

Sales, general and administrative expense increased 9% to $6.0 million in the year ended December 31, 2003 compared to $5.5 million in the year ended December 31, 2002. The increase was due to an increase in sales and marketing efforts in 2003.

We recorded a small income tax provision in the years ended December 31, 2003 and 2002 related to certain state and foreign taxes.

As a result of the elements described above, for the year ended December 31, 2003, we generated a net loss of $2.8 million ($0.23 per basic and diluted share), compared to a net loss of $2.1 million ($0.18 per basic and diluted share) in the year ended December 31, 2002.

Net Loss Outlook

For the years ended December 31, 2004, 2003 and 2002, the Company’s research collaborations with Schering Corporation and Schering-Plough Ltd., accounted for 58%, 47% and 50%, respectively, of revenue. In the third quarter of 2003, the Company entered into new drug discovery collaborations with Schering-Plough, which continue certain existing programs and implement a number of new activities. The new agreements continue the Company’s collaboration with this partner through at least August 2006. Schering-Plough was obligated to fund a specified number of our FTEs in the first year. Based on the initial screening results Schering-Plough decided to focus on optimization programs and terminate our screening activities on Schering-Plough’s behalf. This decision resulted in an approximately 11% reduction of the number of our FTEs whom Schering-Plough was obligated to fund. Under the 2003 agreements, Schering-Plough may reduce its FTE funding by an additional 41% in August 2005. Discussions have been initiated regarding the possible extension or modification of the 2003 agreements. Under these agreements, Pharmacopeia receives research funding which is recognized as revenue as services are performed. The Company may receive milestones upon the successful achievement of preclinical and clinical milestones. Milestone payments will be recognized as revenue when the milestones are achieved. Upon successful commercialization of any product resulting from this relationship, Pharmacopeia will be entitled to receive royalties on sales of that product.

We have had net losses in recent years and we expect to incur losses in future periods. Our current revenues are highly dependent on our research and development programs with two of our existing collaborators, our ability to generate new revenue and our ability to successfully, cost effectively and timely develop, introduce and market new collaborative arrangements. On a quarterly basis, our future operating results are likely to be highly volatile because it depends upon our receipt of milestone payments from our collaborators. We may not receive milestone payments on a regular basis or at all. In addition, our ability to achieve profitability will be significantly impacted by the increased level of investment we have determined to make in our internal proprietary programs in the future as well as the results of those programs. We believe that we may incur higher sales, general, and administrative costs than the historical amounts reflected in the financial statements since we are now operating as an independent public company. There is no assurance that we will ever achieve profitable operations, or that profitable operations, if achieved, could be sustained on a continuing basis.

Liquidity and Capital Resources

Prior to the distribution we had funded our activities primarily through Accelrys’ consolidated operations, including revenue derived from collaborative partnerships, and milestone payments. Accelrys contributed an amount of cash, cash equivalents and marketable securities such that upon consummation of the distribution on April 30, 2004, we had a cash, cash equivalents and marketable securities balance aggregating $46.5 million.

In connection with the distribution, Accelrys and we entered into a transition services agreement that provided that Accelrys make available a sum of $1 million to be held as a “Services Fund” in a segregated account, in trust for the benefit of us and Accelrys. We may use the Services Fund towards securing any service Accelrys agrees to provide under the transition services agreement if we and Accelrys cannot resolve any dispute relating to the performance or nonperformance of such service by Accelrys after good faith negotiations. In 2004, we used $500 thousand of the Services Fund to acquire a financial system appropriate for our business. We also are entitled to use a portion of the Services Fund to update our corporate website and to acquire or license certain software packages appropriate for supporting the internal operations of our business. The amount remaining in the Services Fund, less applicable deductions, will be remitted to Accelrys. The remaining $500 thousand available under the Services Fund is not included in our cash and cash equivalents balance as of December 31, 2004.

Accelrys made a capital contribution to us of $733 thousand in relation to costs, expenses and fees associated with the consolidation of our facilities.

As of December 31, 2004, we had cash, cash equivalents and marketable securities of $40.9 million compared to $524 thousand at December 31, 2003, representing 72% and 5% of our total assets, respectively. We invest excess cash in highly liquid investment-grade marketable securities, including corporate bonds and United States government and agency securities.

The following is a summary of selected cash flow information for the years ended December 31, 2004 and 2003:

	Years ended December 31,
	2004	2003
Net loss	$(17,420)	$(2,848)
Adjustments for noncash operating items	2,228	1,718
Net cash operating loss	(15,192)	(1,130)
Net change in assets and liabilities	6,186	(3,650)
Net cash used in operating activities	$(9,006)	$(4,780)
Net cash provided by (used in) investing activities	$13,628	$(4,163)
Net cash provided by financing activities	$15,027	$2,730

Net cash used in operating activities

Net operating cash outflows for the year ended December 31, 2004 have resulted primarily from our operating loss due to our decrease in revenue, our increase in the funding of our internal drug discovery efforts, and increased sales, general and administrative costs.

Net cash provided by investing activities

Cash provided by investing activities for the year ended December 31, 2004 relates primarily to the sales and maturities of marketable securities partially offset by expenditures for leasehold improvements undertaken in connection with the consolidation of our facilities to one location.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2004 consists of the capital contribution made to us by Accelrys upon the distribution and proceeds from the issuance of common stock in connection with our employee stock option and employee stock purchase plans.

The following summarizes our long-term contractual obligations as of December 31, 2004:

	Payments Due by Period
		Less than 1			After 5
Contractual Obligations	Total	Year	1 to 3 Years	4 to 5 Years	Years
	(in thousands)
Operating leases occupied facilities	$23,478	$2,035	$4,070	$4,070	$13,303
Columbia University and Cold Spring Harbor Laboratory Licensing Agreement	850	100	200	200	350
Restructuring Reserve	3,368	2,462	906
Total	$27,696	$4,597	$5,176	$4,270	$13,653

We have a license agreement with Columbia University, or Columbia, and Cold Spring Harbor Laboratory, or Cold Spring, that grants us an exclusive, worldwide license to certain technology for making and using combinatorial chemical libraries for the development of human pharmaceutical products. The term of the agreement is the later of (i) 20 years or (ii) the expiration of the last patent relating to the technology, at which time we will have a fully paid license to the technology. The license granted under this agreement may be terminated by Columbia and Cold Spring (i) upon 30 days written notice to us if we do not expend certain amount of money developing and commercializing the combinatorial chemical libraries, (ii) upon 30 days written notice to us if we materially breach the agreement and fail to cure the material breach, or (iii) if we commit any act of bankruptcy, become insolvent, file a petition under any bankruptcy or insolvency act or have a petition filed against us that is not dismissed within 60 days. This agreement requires us to pay minimum annual fees and certain royalties of at least $100 thousand per year. Due to the uncertainty of our future payment obligations, we have included only the minimum annual fee required by the agreement in the table above. In 2004, 2003 and 2002 we paid related royalties and license fees of approximately $300 thousand, $600 thousand and $300 thousand, respectively.

We are obligated to pay approximately $3.4 million in costs in connection with a facility we exited in the first quarter of 2004. The lease on this facility expires in April 2006.

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

We anticipate that our capital resources will be adequate to fund our operations at least through 2005. However, there can be no assurance that changes will not occur that would consume available capital resources before then. Our capital requirements depend on numerous factors, including our ability to continue and extend existing agreements and to enter into additional arrangements. Approximately 58% and 23% of our revenue for the year ended December 31, 2004 was generated from our collaborations with Schering-Plough and N.V. Organon, respectively. The collaborations with Schering-Plough are scheduled to expire in 2006. The principal agreement with N.V. Organon is scheduled to expire in 2007. Under certain circumstances funding from these collaborations may be reduced significantly before these agreements expire. In addition our capital requirements depend on competing technological and market developments, changes in our existing collaborative relationships, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights and the outcome of related litigation, the purchase of additional capital equipment, acquisitions of other businesses or technologies, and the progress of our customers’ milestone and royalty producing activities. Prior to exhausting our current capital resources, we will need to raise additional funds to finance our operating activities or enter into strategic initiatives intended to further the development of our business. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all. Our forecasts of the period of time through which our financial resources will be adequate to support our operations are forward-looking information, and actual results could vary. The factors described earlier in this paragraph will impact our future capital requirements and the adequacy of our available funds.

Critical Accounting Policies

The preparation of our financial statements and disclosures involve the use of judgments and estimates. We believe the following critical accounting policies involve significant judgments and estimates used.

Revenue Recognition-Contract revenue is generally recognized either (i) on a percentage of completion basis, for contracts specifying payment for services over a given period, or (ii) as services are performed under the agreement for contracts specifying payment on a full-time employee basis.

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

Long-Lived Assets-We review long-lived assets, including leasehold improvements, property and equipment, and acquired technology rights, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This requires us to estimate future cash flows related to these assets. Actual results could differ from these estimates, which may affect the carrying amount of assets and the actual amortization expense. As of December 31, 2004, we had long-lived assets with a net book value of $11.9 million.

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

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio since we have minimal debt. We ensure the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at December 31, 2004.

New Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25 “Accounting for Stock Issued To Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The company is required to adopt SFAS No. 123R in the third quarter of 2005. Under SFAS No. 123R, the company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The company is currently evaluating the requirements of SFAS No. 123R and expects that adoption of SFAS No. 123R will have a material impact on the company’s financial position and results of operations. The company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 See stock-based compensation in Note 2 of the Notes to Financial Statements.

RISK FACTORS

As further described herein, our performance and financial results are subject to risks and uncertainties including, but not limited to, the following specific risks:

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Our revenue is highly concentrated in our largest collaborators and the termination of our collaboration with any of these collaborators would have a material adverse effect on our business, financial condition and results of operations.

During the year ended December 31, 2004, we earned approximately $14.1 million, or 58% of our revenue, under our research collaboration agreements with Schering-Plough, one of our longest-standing collaborative partners. In the third quarter of 2003, we entered into new multiyear drug discovery collaboration agreements with Schering-Plough, which continue certain existing programs and implement a number of new activities. The new agreements continue our collaboration with this partner through at least August 2006. Under the new agreements Schering-Plough was obligated to fund a specified number of our FTEs in the first year. Based on the initial screening results Schering-Plough decided to focus on optimization programs and terminate our screening activities on Schering-Plough’s behalf. This decision resulted in an approximately 11% reduction of the number of our FTEs whom Schering-Plough was obligated to fund. Under the 2003 agreements, Schering-Plough may reduce its FTE funding by an additional 41% in August 2005. There can be no assurance that the results of our collaboration with Schering-Plough will be sufficient to cause Schering-Plough not to exercise its rights to terminate the 2003 agreements, or not to further exercise its rights to reduce its funding obligations. In light of the significance to us of the Schering-Plough relationship, the termination of our collaboration agreements or the further reduction in funding from the agreements would have a material adverse effect on us.

During the year ended December 31, 2004, we earned approximately $5.6 million, or 23% of our revenue, under our research collaboration agreements with N.V. Organon, our second largest customer. The principal agreement with Organon, entered into in February 2002, has a stated term of five years; however, Organon has the right to terminate the agreement if we are unable to deliver compounds meeting the criteria specified in the agreement. We have already delivered the first such compound required under this agreement to Organon. A second deliverable time point occurs in 2005. If we are unable to deliver compounds meeting the criteria specified in the agreement, Organon has the right to terminate the agreement. There can be no assurance that these compounds will be compliant or will be delivered before the enumerated date. The termination of this agreement would have a material adverse effect on us because of the resulting decrease in our revenue.

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

Our product candidates and research programs are in the early stages of development and require significant, time-consuming and costly research and development, testing and regulatory approvals. We do not expect that our product candidates will be commercially available for many years, if ever. In addition, we pursue the discovery and initial development of product candidates using our integrated drug discovery technology platform in both our internal and collaborative programs to implement our strategy of reducing the cost and time incurred by the pharmaceutical industry in developing drug candidates. To date, we have not identified a therapeutic candidate that has been developed into a commercial drug. It is uncertain whether we will achieve these goals at all.

If we consume cash more quickly than expected, we may be unable to raise additional capital and we may be forced to curtail operations.

We anticipate that our capital resources, including our existing cash, cash equivalents and marketable securities as of December 31, 2004 of approximately $40.9 million, will be adequate to fund our operations at least through 2005. However, changes may occur that would consume available capital resources before that time. While we are unaware of a specific reason that any such factor will have a material impact on our capital requirements, examples of relevant factors include:

•       changes in our existing collaborative relationships;

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

The willingness of these companies to expand or continue drug discovery collaborations or outsourcing of services to enhance their research and development activities is based on certain factors that are beyond our control. While we are unaware of a specific reason that any of the following factors will have a material impact on the willingness of current or potential collaborators to expand or continue drug discovery collaborations, examples of relevant factors include collaborators’ spending priorities among various types of research activities, their ability to hire and retain qualified scientists, their approach regarding expenditures during recessionary periods and their policies regarding the balance of research expenditures versus cost containment. Also, general economic downturns in our customers’ industries or any decrease in our customers’ research and development expenditures could harm our operations, as could increased popularity of management theories, which counsel against outsourcing of critical business functions. Continued consolidation in the pharmaceutical and biotechnology industries may further decrease the number of potential customers. In addition, the popularity of scientific thinking that disfavors expensive products, such as large diverse libraries could negatively impact our revenue or our sales mix. Any decrease in drug discovery spending by pharmaceutical and biotechnology companies could cause our revenue to decline.

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

We have been alleged to be in material breach of the license agreement covering our core tagging technology used in ECLiPS, our proprietary combinatorial chemistry encoding technology.

On August 23, 2004, Columbia University Science and Technology Ventures (“Columbia”) provided us with a notice of material breach of the License Agreement, dated July 16, 1993 and as amended October 6, 1995, among us, the Trustees of Columbia University in the City of New York and Cold Spring Harbor Laboratory (the “Agreement”) arising from an alleged underpayment by us of certain royalties under the Agreement. In correspondence initiated by Columbia, the amount of the alleged underpayment has been estimated to be at least $1.12 million for the period from July 1, 2001 through June 30, 2003. We do not believe that we have underpaid the royalties at issue or that we are in material breach under the Agreement. The Agreement covers our core tagging technology used in our proprietary combinatorial chemistry encoding technology, Encoded Combinatorial Libraries on Polymeric Support, or ECLiPS.

The parties have a mutual obligation under the terms of the Agreement to negotiate in good faith to resolve the dispute. As a result of the negotiations that have taken place to date, Columbia and Cold Spring Harbor have agreed not to terminate our license under the Agreement earlier than April 15, 2005. While we are in the process of negotiating a resolution of this matter, in accordance with FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the

Amount of a Loss” we have recorded a charge of $1.0 million for the probable financial outcome of this resolution. This amount is included in Sales, general and administrative expense in the Statement of Operations for the year ended December 31, 2004.

Disputes of this type are often extremely expensive, highly uncertain and divert management’s attention and resources.

Our stock price may be volatile, and your investment in our stock could decline in value.

The market price for our common stock has been highly volatile and may continue to be highly volatile in the future. During quarter ended December 31, 2004 the closing price was $ 4.70 per share at its low point in October 2004 and $ 6.55 per share at its high point in December 2004. Our quarterly operating results, changes in general conditions in the economy or the financial markets, and other developments affecting our competitors or us could cause the market price of our common stock to fluctuate substantially. In recent years, the stock market has experienced significant price and volume fluctuations.

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

We may not successfully enter into additional collaborations that allow us to participate in the future success of our product candidates through milestone, royalty and/or license payments, and we may never receive any milestone, royalty and/or license payments under our current or any future collaborations.

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

For the fiscal years ended December 31, 2004, 2003 and 2002, we had net losses of approximately $17.4 million, $2.8 million and $2.1 million, respectively. The net loss for the fiscal year ended December 31, 2004 included restructuring and other charges of $5.9 million. Continuing net losses may limit our ability to fund our operations and we may not generate income from operations in the future.

On a quarterly basis, our future operating results are likely to be highly volatile depending upon our receipt of milestone payments from our collaborators. We may not receive milestone payments on a regular basis or at all. Our ability to achieve profitability, if ever, will be significantly impacted by the level of investment we determine to make in our internal proprietary programs in the future as well as the results of those programs.

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

We are a small company, and our success depends in part on the continued service of key scientific, business development and management personnel, including our president and chief executive officer Leslie J. Browne, Ph.D., and our ability to identify, hire and retain additional personnel. There is intense competition for qualified personnel. In particular, we believe that there is a shortage of scientists qualified to work in drug discovery. There is significant competition among drug discovery and development companies to hire such scientists. Immigration laws may further restrict our ability to attract or hire qualified personnel. We may not be able to continue to attract and retain the personnel necessary for our growth and development. Failure to attract and retain key personnel could have a material adverse effect on our business, financial condition and results of operations. Further, we are highly dependent on the principal members of our scientific, business development and management staff. One or more of these key employees could retire or otherwise leave our employ within the foreseeable future, and the loss of any of these people could have a material adverse effect on our business, financial condition and results of operations. We do not, and do not intend to, maintain key person life insurance on the life of any employee.

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

We are subject to risks associated with the operation of an international business

For the year ended December 31, 2004, approximately 59% of our revenue was derived from customers outside the United States. Approximately 56% of our revenue was derived from customers in Europe, and approximately 3% was derived from customers in the Asia/Pacific region. We anticipate that international revenue will continue to account for a significant percentage of our overall revenue. While we are unaware of a specific reason that any of the following factors will have a material impact on our revenue, our international operations are subject to the risk factors inherent in the conduct of international business, including:

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

We may not realize revenue from our business development efforts.

Our collaborative relationships involve lengthy sales cycles, often requiring us to expend considerable financial and personnel resources without any assurance that revenue will be recognized. These cycles typically are long for a number of reasons. Factors include the strategic nature of our partnerships, the size of many such transactions, the confidential and proprietary nature of the biological targets against which we screen our chemical compound libraries, and the unique terms typically found in each of the transactions. As a result, we may expend substantial funds and effort to negotiate agreements for collaborative arrangements, but may ultimately be unable to complete the transaction and recognize revenue. In these circumstances, our business, financial condition and results of operations will be adversely affected.

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

We have never declared or paid any cash dividend on common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future. As a result, the success of your investment in our common stock will depend entirely upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain its price.

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

RISKS RELATED TO ESTABLISHING OUR COMPANY AS INDEPENDENT FROM ACCELRYS

We have a limited current history of operating as an independent company.

Although Accelrys, Inc. (formerly Pharmacopeia, Inc.) was operated exclusively as a chemistry-based collaborative drug discovery business prior to its acquisition of its software business, our management team has not recently operated our company as a public, stand-alone company, and we have a new board of directors appointed by Accelrys, most of whom previously served on the board of directors of Accelrys prior to the distribution. Our ability to satisfy our obligations and increase revenues will be solely dependent upon the future performance of the businesses we own and operate, and we will not be able to rely upon the financial and other resources and cash flows of those business lines remaining with Accelrys. Since we only have a limited operating history as a separate entity, it will be difficult for anyone to accurately forecast our future revenue and other operating results.

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

We and Accelrys have entered into a tax sharing agreement under which we have made certain covenants to each other in connection with the distribution that we may not take certain actions without first obtaining an unqualified opinion of counsel or an Internal Revenue Service ruling that such actions will not cause the distribution to become taxable. Pursuant to these covenants, generally (1) we will, for two years after the distribution date, continue the active conduct of the drug discovery business; (2) we will not repurchase our stock except in certain circumstances permitted by the Internal Revenue Service; (3) we will not take any actions inconsistent with the representations made in connection with the issuance by Dechert LLP of its opinion with respect to the distribution; and (4) we will not take or fail to take any other action that would result in any tax being imposed on the distribution. Accelrys may seek an injunction to enforce these covenants. These restrictions could substantially limit our strategic and operational flexibility, including our ability to finance our operations by issuing equity securities, to make acquisitions using equity securities, to repurchase our equity securities, to raise money by selling assets, or to enter into business combination transactions.

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

We may be required to indemnify Accelrys, or may not be able to collect on indemnification rights from Accelrys.

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

Historically, all of our financing was done by Accelrys at the parent level. We anticipate that our capital resources, including our existing cash, cash equivalents and marketable securities as of December 31, 2004 of approximately $40.9 million, will be adequate to fund our operations at least through 2005. Any future financing that we need to obtain will have to be raised on a stand-alone basis without reference to or reliance on Accelrys’ financial condition and will be based upon our balance sheet. In addition, we may be required to agree to abide by restrictive covenants that may limit our ability to do business as a condition to securing debt or equity financing. We may not be able to secure adequate debt or equity financing on desirable terms or at all. We have less financial and other resources than Accelrys had prior to the distribution. Our ability to obtain financing, and the terms thereof, will in large part depend on our financial condition and performance. There can be no assurance that we will be able to obtain financing. The cost to us of stand-alone financing may be materially higher than the cost of financing that we incurred as part of Accelrys.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio since we have minimal debt. We ensure the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at December 31, 2004.

ITEM 8.                FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Pharmacopeia Drug Discovery, Inc.

We have audited the accompanying balance sheets of Pharmacopeia Drug Discovery, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pharmacopeia Drug Discovery, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with US generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
MetroPark, New Jersey
February 17, 2005

Pharmacopeia Drug Discovery, Inc.
Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$20,173	$524
Marketable securities	20,712	—
Accounts receivable	1,062	2,302
Prepaid expenses and other current assets	1,062	1,159
Total current assets	43,009	3,985
Property and equipment, net	11,725	6,957
Deferred compensation assets due from Accelrys, Inc.	2,140	—
Other assets	131	110
Total assets	$57,005	$11,052
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,414	$2,809
Accrued liabilities	2,874	951
Restructuring reserve, current portion	2,462	—
Deferred revenue, current portion	3,501	2,660
Total current liabilities	10,251	6,420
Deferred compensation plan	2,140	—
Restructuring reserve, long-term	906	—
Deferred revenue, long-term	—	325
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.01 par value, 2,500,000 shares authorized, none issued and outstanding	—	—
Common Stock $.01 par value, 50,000,000 shares authorized, 12,354,695 shares outstanding at December 31, 2004	123	—
Additional paid-in capital	50,263	—
Investment by Accelrys, Inc.	—	4,307
Accumulated deficit	(6,235)	—
Accumulated other comprehensive loss	(175)	—
Deferred compensation	(268)	—
Total stockholders’ equity	43,708	4,307
Total liabilities and stockholders’ equity	$57,005	$11,052

See accompanying notes to these financial statements.

Pharmacopeia Drug Discovery, Inc.
Statements of Operations
(Amounts in thousands, except share and per share data)

	For the Years Ended December 31,
	2004	2003	2002
Net revenue	$24,359	$29,503	$29,304
Collaborative research and development expense	20,689	22,157	19,080
Proprietary research and development expense	5,955	3,951	6,848
Sales, general and administrative expense	9,859	6,003	5,504
Restructuring and other charges	5,947	—	—
Interest and other income, net	(561)	(19)	(21)
	41,889	32,092	31,411
Loss before income taxes	(17,530)	(2,589)	(2,107)
Provision (benefit) for income taxes	(110)	259	35
Net loss	$(17,420)	$(2,848)	$(2,142)
Net loss per share:
—Basic and diluted	$(1.43)	$(0.23)	$(0.18)
Weighted average number of common stock outstanding:
—Basic and diluted	12,212,289	12,155,751	12,155,751

See accompanying notes to these financial statements.

Pharmacopeia Drug Discovery, Inc.
Statements of Stockholders’ Equity (Deficit)
(Amounts in thousands)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Investment by	Accumulated	Comprehensive	Deferred	Stockholders’
	Number of Shares	Amount	Capital	Accelrys, Inc.	Deficit	Loss	Compensation	Equity (Deficit)
Balance at December 31, 2001	—	$ —	$ —	$ (1,282)	$ —	$ —	$ —	$ (1,282)
Investment by Accelrys, Inc.				5,707				5,707
Balance at December 31, 2002	—	$ —	$ —	$ 4,425	$ —	$ —	$ —	$ 4,425
Investment by Accelrys, Inc.				(118)				(118)
Balance at December 31, 2003	—	$ —	$ —	$ 4,307	$ —	$ —	$ —	$ 4,307
Comprehensive loss:
Net loss prior to spin-off	—	—	—	(11,185)	—	—	—	(11,185)
Net loss post spin-off	—	—	—	—	(6,235)	—	—	(6,235)
Unrealized loss on marketable securities	—	—	—	—	—	(175)	—	(175)
								(17,595)
Investment by Accelrys, Inc.	—	—	—	56,492	—	—	(355)	56,137
Issuances of shares upon distribution	12,181	122	49,492	(49,614)	—	—	—	—
Forfeiture of restricted stock	(2)	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	87	87
Issuance of common stock for exercise of stock options	86	1	279	—	—	—	—	280
Issuance of common stock in employee stock purchase plan	49	0	262	—	—	—	—	262
Issuance of common stock for 401(k) matching contribution	41	0	230	—	—	—	—	230
Balance at December 31, 2004	12,355	$ 123	$ 50,263	$ —	$ (6,235)	$ (175)	$ (268)	$ 43,708

See accompanying notes to these financial statements.

Pharmacopeia Drug Discovery, Inc.
Statements of Cash Flows
(Amounts in thousands)

	Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,420)	$(2,848)	$(2,142)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,911	1,718	2,191
Contribution of stock to 401(k) Plan	230	—	—
Amortization of deferred compensation	87	—	—
Changes in assets and liabilities:
Accounts receivable	1,240	(1,940)	(113)
Prepaid expenses and other current assets	97	230	672
Other assets	(21)	84	230
Accounts payable	(1,395)	1,663	396
Accrued liabilities	1,923	(110)	31
Restructuring reserve	3,826	—	—
Deferred revenue	516	(3,577)	(1,528)
Net cash used in operating activities	(9,006)	(4,780)	(263)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(7,137)	(4,163)	(849)
Purchases of marketable securities	(25,094)	—	—
Proceeds from sale of marketable securities	45,859	—	—
Net cash provided by (used in) investing activities	13,628	(4,163)	(849)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	542	—	—
Investment by Accelrys, Inc.	14,485	2,730	7,849
Net cash provided by financing activities	15,027	2,730	7,849
Net increase (decrease) in cash and equivalents	19,649	(6,213)	6,737
Cash and equivalents, beginning of period	524	6,737	—
Cash and equivalents, end of period	$20,173	$524	$6,737
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—	$—
Income tax	$3	$190	$35

Included in the capital contribution by Accelrys upon distribution on April 30, 2004 was $41,652 of marketable securities.

See accompanying notes to these financial statements.

Pharmacopeia Drug Discovery, Inc.
Notes to Financial Statements

1.   Background and Basis of Presentation

Pharmacopeia Drug Discovery, Inc. (“Pharmacopeia” or the “Company”) was incorporated in February, 2002 as a wholly owned subsidiary of Accelrys, Inc. (“Accelrys”), formerly Pharmacopeia, Inc. On December 18, 2003, Accelrys announced its plans to spin-off 100 percent of the shares of Pharmacopeia in a pro rata tax-free distribution to its stockholders, subject to the satisfaction of certain conditions. Upon completion of the distribution on April 30, 2004, Accelrys distributed to its stockholders of record one share of Pharmacopeia common stock for every two shares of Accelrys common stock held. A total of 12,181,471 shares were distributed. The financial statements have been revised to retroactively reflect the shares distributed for all periods presented prior to the distribution date.

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

In connection with the distribution, Accelrys and the Company entered into a series of agreements, including a master separation and distribution agreement, a transition services agreement, a tax sharing and indemnification agreement and other agreements, which are intended to govern the ongoing relationship between the two companies. See note 3 for further information on the distribution.

Pharmacopeia is a biopharmaceutical company, focused on the creation of new small molecule therapeutics to address significant unmet medical needs. Using proprietary technologies and processes, Pharmacopeia identifies, optimizes, and develops novel drug candidates in collaboration with major pharmaceutical and biotechnology companies, and increasingly through its own internally funded drug discovery programs. Pharmacopeia’s later stage portfolio currently comprises multiple partnered programs that have been advanced into human clinical trials, with further programs in late-stage pre-clinical development. Additionally, Pharmacopeia has approximately 40 partnered and internal programs in discovery, which are expected to drive the Company’s clinical portfolio in the future.

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

For periods prior to the distribution date, the financial statements included allocations of certain Accelrys corporate headquarter assets, liabilities and expenses relating to the Company’s business that have been transferred to the Company from Accelrys. General corporate overhead was allocated based on the Company’s revenue as a percentage of Accelrys’s total revenue. General corporate overhead primarily includes salary and expenses for executive management, finance, legal, human resources, information services and investor relations, and was $0.7 million, $1.6 million and $1.7 million in the years ended December 31, 2004, 2003, and 2002, respectively. These costs are included in Sales, general and administrative expense in the accompanying statements of operations.

2.   Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual future results could differ from those estimates.

Revenue Recognition

Contract revenue is generally recognized either (i) on a percentage of completion basis, for contracts specifying payment for services over a given period, or (ii) as services are performed under the agreement for contracts specifying payment on a full-time employee basis.

Revenue earned related to up-front product and technology license fees is recognized in accordance with Staff Accounting Bulletin 104 issued by the SEC. Accordingly, amounts received under multiple-element arrangements requiring ongoing services or performance by us are recognized over the period of such services or performance.

Revenue from milestones are recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) the Company’s performance obligation after the milestone achievement will continue to be funded by the collaborator at a comparable level to before the milestone achievement. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of the Company’s performance obligations under the arrangement. Royalties are recognized as earned in accordance with the terms of various research and collaboration agreements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company invests its cash with a major financial institution in money market funds, US Treasury securities and other investment grade securities such as prime-rated commercial paper.

Marketable Securities

Marketable securities consist of fixed-income investments with an original maturity of greater than three months such as US Treasury securities, obligations of US Government agencies and other investment grade securities such as prime-rated commercial paper and corporate bonds. The Company applies Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115) in accordance with its investments in marketable securities. The Company’s marketable securities are classified as available-for sale and are recorded at estimated fair value with unrealized gains or losses reported in accumulated other comprehensive income (loss) in stockholders’ equity.

2.   Significant Accounting Policies (Continued)

Marketable securities consisted of the following (in thousands):

	December 31, 2004
	Amortized	Market	Unrealized
	Cost	Value	Loss
U.S. Treasury securities and obligations of
U.S. Government agencies	$14,746	$14,598	$(148)
U.S. corporate-debt securities	6,141	6,114	(27)
	$20,887	$20,712	$(175)

Available-for-sale market securities by contractual maturity at December 31, 2004 are as follows (in thousands):

Due within one year	$9,157
Due after one year through five years	11,555
$20,712

Accounts Receivable

Accounts receivable include billed and unbilled receivables from customers. Unbilled receivables results from timing differences between the recognition of revenue in accordance with our revenue recognition policies and an agreed upon billing schedule with our customers. At December 31, 2004 and 2003 we had $975 thousand and $570 thousand in unbilled receivables.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Assets under capital leases are amortized over their estimated useful life or the applicable lease period, whichever period is shorter. The Company amortizes leasehold improvements over the shorter of their estimated useful lives or the remaining term of the related lease. Repair and maintenance costs are charged to expense as incurred.

Research and Development Costs

Research and development costs consists of labor, materials, contracted services, and allocated facility costs that are incurred in connection with internally funded drug discovery programs. Internal drug discovery programs are focused on the creation of new small molecule therapeutics using proprietary technologies and the Company’s proprietary collection of 7.5 million compounds to identify and optimize novel drug candidates. All research and development costs are charged to operations as incurred.

Impairment of Long-Lived Assets

The Company reviews the recoverability of the carrying value of long-lived assets, primarily property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Should indicators of impairment exist, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of an asset is adjusted to fair value if its expected future undiscounted cash flow is less than its book value. The Company has identified no such impairment losses as of December 31, 2004, 2003 and 2002.

2.   Significant Accounting Policies (Continued)

Concentrations of Risk

For the years ended December 31, 2004, 2003 and 2002, the Company’s research collaborations with Schering Corporation and Schering-Plough Ltd., accounted for 58%, 47% and 50%, respectively, of revenue. In the third quarter of 2003, the Company entered into new drug discovery collaborations with Schering-Plough, which continue certain existing programs and implement a number of new activities. The new agreements continue the Company’s collaboration with this partner through at least August 2006. Schering-Plough was obligated to fund a specified number of our FTEs in the first year. Based on the initial screening results Schering-Plough decided to focus on optimization programs and terminate our screening activities on Schering-Plough’s behalf. This decision resulted in an approximately 11% reduction of the number of our FTEs whom Schering-Plough was obligated to fund. Under the 2003 agreements, Schering-Plough may reduce its FTE funding by an additional 41% in August 2005. Discussions have been initiated regarding the possible extension or modification of the new agreements. Under the 2003 agreements, Pharmacopeia receives research funding which is recognized as revenue as services are performed. The Company may receive milestones upon the successful achievement of preclinical and clinical milestones. Milestone payments will be recognized as revenue when the milestones are achieved. Upon successful commercialization of any product resulting from this relationship, Pharmacopeia will be entitled to receive royalties on sales of that product.

For the years ended December 31, 2004, 2003 and 2002, the Company’s research collaborations with Organon accounted for 23%, 18%, and 20%, respectively, of revenue. The principal agreement with Organon, entered into in February 2002, has a stated term of five years; however, Organon has the right to terminate the agreement in 2005 if Pharmacopeia is unable to deliver compounds meeting the criteria specified in the agreement. Under this agreement, Pharmacopeia receives research funding to conduct its drug discovery activities to identify and optimize new drug candidates for multiple therapeutic targets provided by Organon. This revenue is recognized on a straight-line basis over the term of the collaboration. The Company may receive milestones upon the successful achievement of preclinical and clinical milestones. These milestones will be recognized as revenue when the milestones are achieved. Upon successful commercialization of any product resulting from this relationship, Pharmacopeia will be entitled to receive royalties on sales of that product.

For the years ended December 31, 2004, 2003 and 2002, the Company’s research collaborations with Novartis AG accounted for 2%, 11%, and 5% of revenue. Although one of the collaborations was extended by Novartis AG in 2004, the Company has not yet initiated additional revenue generating activities.

No other customer accounted for more than 10% of total revenue in any of the years ended December 31, 2004, 2003, or 2002.

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred advertising costs of $2 thousand, $35 thousand and $12 thousand for the years ended December 31, 2004, 2003 and 2002, respectively.

Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS 128”). Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per

2.   Significant Accounting Policies (Continued)

share is computed by dividing the net income (loss) for the period by the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares, composed of unvested restricted common shares and incremental common shares issuable upon the exercise of stock options, are included in diluted net income (loss) per share to the extent these shares are dilutive.

Shares outstanding for the periods prior to the distribution are calculated based on the 12,181,471 shares distributed in the spin-off, adjusted for unvested restricted shares (see notes 1 and 3). The Company has a net loss for the periods presented; accordingly, the inclusion of common stock equivalents for outstanding stock options would be anti-dilutive and, therefore, the weighted average shares used to calculate both basic and diluted earnings per share are the same.

The following table sets forth the computation of basic and diluted net loss per share as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002
Numerator:
Net loss	$(17,420)	$(2,848)	$(2,142)
Denominator:
Weighted average shares outstanding and denominator for basic and diluted earnings per share	12,212,289	12,155,751	12,155,751
Net loss per share:
Basic and diluted	$(1.43)	$(0.23)	$(0.18)

Dilutive common stock equivalents would include the dilutive effects of common stock options, warrants for common stock equivalents, and restricted stock that has not yet fully vested. Potentially dilutive common stock equivalents totaled approximately 2,884,000, 3,617,000, and 2,757,000 shares for the years ended December 31, 2004, 2003, and 2002 respectively. Potentially dilutive common stock equivalents were excluded from the 2004, 2003 and 2002 diluted earnings per share denominator because of their anti-dilutive effect.

Stock-Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its participation in Pharmacopeia’s employee stock option plans. Under APB 25, no compensation expense is recognized at the time of option grant because the exercise price of the stock option equals the fair market value of the underlying common stock on the date of grant.

SFAS 123 requires pro forma information regarding net income (loss) and earnings per share as if the Company had accounted for its stock options and warrants granted subsequent to December 31, 1994 and shares of common stock purchased by employees in connection with the Pharmacopeia’s Employee Stock Purchase Plan (“equity awards”) under the fair value method. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2004, 2003, and 2002 respectively: risk-free interest rates of 3.9%, 3.8% and 3.3%; expected volatility of 85%, 86% and 91%; expected option life of 5.8, 6.3 and 6.5 years from vesting; and an expected dividend yield of 0.0% for all periods presented.

2.   Significant Accounting Policies (Continued)

For purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options’ vesting period. The Company’s pro forma net loss information is as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Net loss:
As reported	$(17,420)	$(2,848)	$(2,142)
Add: Stock-based employee compensation expense included in reported net loss	87	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,169)	(1,761)	(1,089)
Pro forma	$(19,502)	$(4,609)	$(3,231)
Basic and diluted net loss per common share:
As reported	$(1.43)	$(0.23)	$(0.18)
Pro forma	$(1.60)	$(0.38)	$(0.27)

New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25 “Accounting for Stock Issued To Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The company is required to adopt SFAS No. 123R in the third quarter of 2005. Under SFAS No. 123R, the company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The company is currently evaluating the requirements of SFAS No. 123R and expects that adoption of SFAS No. 123R will have a material impact on the company’s financial position and results of operations. The company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

3.   Spin-off of Pharmacopeia Drug Discovery, Inc.

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

3.   Spin-off of Pharmacopeia Drug Discovery, Inc. (Continued)

Master Separation and Distribution Agreement

The Company entered into a master separation and distribution agreement with Accelrys providing for, among other things, certain corporate transactions required to effect the distribution and other arrangements between the Company and Accelrys subsequent to the distribution. In particular, the agreement provided for ownership of the business, assets and liabilities necessary for ownership of the continuation of the Company’s business directly or indirectly, by the Company, and Accelrys’ remaining business assets and liabilities, directly or indirectly, by Accelrys.

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

Pharmacopeia may use the Services Fund towards securing any service Accelrys agrees to provide Pharmacopeia under the transition services agreement if Pharmacopeia and Accelrys cannot resolve any dispute relating to the performance or nonperformance of such service by Accelrys after good faith negotiations. In 2004, the Company used $500 thousand of the Services Fund to acquire a financial system appropriate for its business. The Company is also entitled to use a portion of the Services Fund to update its corporate website and to acquire or license certain software packages appropriate for supporting the internal operations of its business. The amount remaining in the Services Fund as of April 30, 2005, less applicable deductions, will be remitted to Accelrys. The remaining $500 thousand available under the Services Fund is not included in our cash and cash equivalents balance as of December 31, 2004. Under the transition services agreement these services were performed at no cost to either Accelrys or the Company.

In addition, Accelrys made a capital contribution of $733 thousand in relation to costs, expenses and fees associated with Pharmacopeia’s consolidation of its facilities.

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

3.   Spin-off of Pharmacopeia Drug Discovery, Inc. (Continued)

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

Under the employee matters agreement, the Company and Accelrys identified those current and former employees employed (or, in the case of former employees, who were employed) in the Accelrys business and those employees employed in the Pharmacopeia business. Pharmacopeia assumed all the employee benefit plans, workers compensation, unemployment compensation, bonus, fringe benefit and vacation liabilities, which related to its current and former employees as of the distribution date. The Company will also, generally, recognize any service earned by its employees with Accelrys for purposes of determining eligibility for and vesting in any benefits.

During the transition period, which began on the distribution date, Pharmacopeia employees were allowed to continue their participation in plans maintained by Accelrys. As of October 1, 2004, Pharmacopeia had established its own employee benefit plans.

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

3.   Spin-off of Pharmacopeia Drug Discovery, Inc. (Continued)

Pursuant to the patent and software license agreement, Pharmacopeia granted Accelrys a worldwide, paid-up, royalty-free, irrevocable, nontransferable, and non-exclusive license to certain Pharmacopeia-owned patents. This license is in effect until the last of the Pharmacopeia-owned patents made part of the patent and software license agreement expires.

4.   Related Party Transactions

The Company and Accelrys have entered into a Transition Services Agreement pursuant to which the Company provides Accelrys with certain administrative and support services and Accelrys provides the Company with certain administrative and support services. These services may include tax advice and services, financial advice and services, purchasing management services and, for an interim period, support for the maintenance of corporate records and personnel administration advice and services. Under the transition services agreement these services are performed at no cost to either Accelrys or the Company.

The Transition Services Agreement provides the Company with a license in perpetuity to use the name and trademark of Pharmacopeia. The Transition Services Agreement also grants the Company the option to purchase Pharmacopeia’s name and trademark for nominal consideration in the event Pharmacopeia changes its name.

A stockholder and member of Pharmacopeia’s Board of Directors is also a partner in the principal outside law firm that provides legal services to Pharmacopeia. For the years ended December 31, 2004, 2003, and 2002 Pharmacopeia expended a total of $206 thousand, $500 thousand, and $800 thousand, respectively, in fees related to services provided by such firm.

A member of Pharmacopeia’s Board of Directors provides scientific advisory services to Pharmacopeia. For the years ended December 31, 2004, 2003, and 2002 Pharmacopeia expended a total of $44 thousand, $75 thousand, and $75 thousand, respectively, in fees related to these scientific services.

The company’s Chairman, who is a stockholder of the company, is also the Chairman of the Board of Directors of a collaborator. For the years ended December 31, 2004 and 2003 the Company recorded revenue of $1.1 million, $0.1 million, respectively, for collaborative research and development provided to the collaborator.

5.   Composition of Certain Financial Captions

Property and equipment consist of the following (in thousands):

	December 31,
	2004	2003
Laboratory equipment	$13,310	$12,852
Furniture, fixtures and equipment	1,921	2,125
Computers and software	3,808	3,586
Leasehold improvements	11,495	5,714
Construction-in-progress	598	3,273
	31,132	27,550
Accumulated depreciation and amortization	19,407	20,593
Property and equipment, net	$11,725	$6,957

5.   Composition of Certain Financial Captions (Continued)

Accrued liabilities consist of the following (in thousands):

	December 31,
	2004	2003
Payroll and other compensation	$1,443	$738
Royalties	125	213
Columbia reserve	1,000	—
Other	306	—
	$2,874	$951

6.   Income Taxes

For periods presented prior to the spin-off, the Company had been included in the tax returns of Pharmacopeia. For financial reporting purposes, income tax expense and related deferred income tax have been calculated as if the Company had been a separate entity and had prepared its own separate tax return.

The Company accounts for income taxes using the liability method. Under the liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the carrying amounts and the tax basis of existing assets and liabilities.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$7,307	$1,252
Accruals and reserves	2,066	634
Deferred Revenue	—	402
Fixed assets	—	161
Gross deferred tax asset	9,373	2,449
Deferred tax liability:
Fixed assets	747	—
Net asset before valuation allowance	8,626	2,449
Valuation allowance	(8,626)	(2,449)
Net deferred tax asset	$—	$—

As of December 31, 2004 U.S. federal net operating loss carryforwards of approximately $18.6 million.. The U.S. federal net operating losses begin to expire in 2022, if not fully utilized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss. Approximately $188 thousand of net operating losses relate to stock option deductions which will result in an increase to paid-in capital and a decrease in income taxes payable at such time the tax benefit is realized. A valuation allowance has been established for the net deferred tax assets due to the Company’s lack of earnings history.

The loss before income taxes (in thousands) totaled $(17,530), $(2,589) and $(2,107) in 2004, 2003, and 2002, respectively.

6.   Income Taxes (Continued)

The provision (benefit) for income taxes consists of the following (in thousands):

	Years ended December 31,
	2004	2003	2002
Current:
Federal	$—	$—	$—
State	(110)	69	—
Foreign	—	190	35
Total	$(110)	$259	$35

The benefit for state income taxes for the year ended December 31, 2004 represent the sale by the Company of 2002 state net operating losses, from which the company realized $155, offset somewhat by amounts due for state alternative minimum taxes.

The following reconciles income taxes computed at the US statutory federal tax rate to the Company’s provision for the income taxes from continuing operations (in thousands)

	Years ended December 31,
	2004	2003	2002
Tax expense (benefit) at U.S. statutory rate	$(5,960)	$(711)	$(716)
State income taxes, net of Federal income tax benefit	(883)	(125)	(126)
Change in valuation allowance	6,177	1,095	877
Other	556
Provision (benefit) for income taxes	$(110)	$259	$35

7.   Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the issuance of up to 2,500,000 shares of preferred stock, $0.01 par value, per share. As of December 31, 2004, no shares of preferred stock were outstanding.

The Company’s amended and restated certificate of incorporation provides that its board of directors may by resolution establish one or more classes or series of preferred stock having the number of shares and relative voting rights, designation, dividend rates, liquidation, and other rights, preferences, and limitations as may be fixed by them without further stockholder approval. The holders of the Company’s preferred stock may be entitled to preferences over common stockholders with respect to dividends, liquidation, dissolution, or the Company winding up in such amounts as are established by the Company’s board of directors resolutions issuing such shares.

The Company’s board of directors adopted a stockholder rights plan (the “rights plan”) in April 2004. Under the rights plan, preferred stock purchase rights (each a “right’) were distributed as a dividend at the rate of one right for each share of common stock outstanding as of the close of business on April 6, 2004 and automatically attach to shares issued thereafter. Each right entitles the holder to purchase one ten-thousandth of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $75.00 per right. In general, the rights will be exercisable if a person or group (“Acquiring Person”) becomes the beneficial owner of 15% or more of the Company’s outstanding common stock or announces a tender offer for 15% or more of the Company’s common stock. When the rights become exercisable, a holder, other than the Acquiring Person, will have the right to receive upon exercise common stock having a value equal to two times the exercise price of the right. The Company’s board of directors will in general be entitled to redeem the rights for $0.0001 per right at any time prior to the occurrence of the stock acquisition events described above. If not redeemed, the rights will expire on April 5, 2014.

8.   Stock Plans

Pharmacopeia has two Stock Plans, the 2004 Stock Incentive Plan (the ‘‘Plan’’), which was approved by the Company’s Board of Directors on April 6, 2004 and the 2004 Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s Board of Directors on May 1, 2004.

In accordance with the 2004 Stock Incentive Plan, Pharmacopeia may grant up to an aggregate of 2,400,000 shares of stock options, restricted stock, common stock, performance awards, deferred stock units and stock appreciation rights to officers, directors, employees, sales representatives and consultants of Pharmacopeia. Under the Plan no more than 500,000 shares of Incentive Stock Options and 400,000 shares of stock awards and performance shares may be granted. The term of each incentive and non-qualified stock option is ten years. Vesting generally occurs over a period of not greater than five years. At December 31, 2004, there were 2,002,500 shares available for future grants under the 2004 Stock Incentive Plan.

In 2004, the Company adopted the 2004 Employee Stock Purchase Plan under Section 423 of the Internal Revenue code. The Company reserved 250,000 shares of common stock for offering under the ESPP. In 2004, 49,473 shares of common stock were purchased at prices ranging from $4.92 to $5.70 per share. At December 31, 2004 there were 200,527 shares available for future purchase under the ESPP. Effective May 31,2005 the ESPP was terminated by the Company.

Prior to the spin-off the Board of Directors resolved to adopt the following Accelrys stock option plans: the 1994 Incentive Stock Plan, the 1995 Director’s Option Plan, and the 2000 Stock Option Plan under which grants of options and restricted stock had been made to Pharmacopeia employees. Generally, all outstanding options to purchase Accelrys common stock under the Accelrys Stock Option Plans have been converted to maintain the then existing intrinsic value and maintain the ratio of the then existing exercise price per share to the market value per share in accordance with applicable accounting standards. No additional options may be granted to Pharmacopeia employees from these plans. As of December 31, 2004 there were 3,535,837 shares underlying options made under these plans. As of December 31, 2004 there were 23,350 shares of restricted stock outstanding from these plans.

A summary of the stock option activity and weighted average exercise prices follows (in thousands, except per share amounts):

	Years ended December 31,
	2004		2003		2002
		Weighted		Weighted		Weighted
	Common	Average	Common	Average	Common	Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year:	3,617	$6.84	2,757	$8.01	2,272	$8.73
Granted	737	$7.18	860	$3.10	485	$4.63
Exercised	(86)	$3.27	—	$0.00	—	$0.00
Expired	(335)	$5.48	—	$0.00	—	$0.00
Outstanding at end of year:	3,933	$7.10	3,617	$6.84	2,757	$8.01
Exercisable at end of year	2,524		1,873		1,412
Weighted average fair value of options granted during the year		$5.22		$2.33		$3.61

8.   Stock Plans (Continued)

A summary of stock options outstanding and exercisable as of December 31, 2004 follows (in thousands, except per share amounts):

		Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Options	Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(years)	Price	Excercisable	Price
$0.00-$5.00	1,364	6.7	$3.64	893	$3.80
$5.01-$10.00	2,131	6.6	$6.96	1,193	$7.07
$10.01-$15.00	70	4.3	$12.06	70	$12.09
$15.01-$20.00	368	5.5	$19.74	368	$19.74
	3,933	6.5	$7.10	2,524	$7.90

9.   Deferred Compensation and Retirement Savings Plans

The Company maintains a deferred compensation plan for certain officers and members of the Board of Directors. Under the employee matters agreement entered into at the time of the Company’s spin-off from Accelrys, effective as of April 30, 2004, the Company assumed all liabilities of its current and former employees under the deferred compensation plan. The employee matters agreement also provided that the assets relating to the current and former employees under the deferred compensation plan would be transferred to the Company or a rabbi trust designated by the Company as soon as practicable following the effective date of the spin-off. The transfer of assets had not taken place as of December 31, 2004, therefore, the Company has recorded a receivable from Accelrys for these assets and the related liability. The value of these assets was approximately $2.1 million, including contributions made in 2004, and is reflected in “Deferred compensation assets due from Accelrys, Inc.” on the Company’s balance sheet as of December 31, 2004. Effective December 31, 2004 participation in the deferred compensation plan was frozen and no further contributions may be made into the plan.

The Company has an employee savings and retirement plan, (the “401(k) Plan”), that is intended to be a tax-qualified plan covering substantially all employees. Under the terms of the 401(k) Plan, employees may elect to contribute up to 20% of their compensation, or the statutory prescribed limit, if less. The Company may, at its discretion, match employee contributions up to a maximum of 3% of the employee’s compensation. Employer contributions, made up entirely of Company common stock, totaled $230 thousand for the year ended December 31, 2004.

10.   Commitments and Contingencies

Operating Leases

The Company has several operating leases or sub-leases for office and laboratory space, which expire at various dates through 2016. The leases for the Company’s facilities in New Jersey provides generally for scheduled rent increases, options to extend the leases with certain changes to the terms of the lease agreement, and refurbishment allowances. Rent expense under operating leases for 2004, 2003, and 2002 was approximately $2.3 million, $3.2 million, and $2.7 million, respectively. These amounts were net of sublease income from Accelrys of $5 thousand, $20 thousand and $470 thousand in 2004, 2003 and 2002, respectively.

10.   Commitments and Contingencies (Continued)

Future minimum lease commitments at December 31, 2004 are as follows (in thousands):

Total
2005	$3,956
2006	2,675
2007	2,035
2008	2,035
2009	2,035
Thereafter	13,303
$26,039

Royalties/Columbia Dispute

The Company has a license agreement with Columbia University Science and Technology Ventures (“Columbia”) and Cold Spring Harbor Laboratory that grants to the Company an exclusive, worldwide license to certain technology for making and using combinatorial chemical libraries for the development of human pharmaceutical products. The term of the agreement is the later of (i) 20 years or (ii) the expiration of the last patent relating to the technology, at which time the Company will have a fully paid license to the technology. This agreement requires the Company to pay minimum annual license fees and certain royalties of at least $0.1 million per year. In 2004, 2003, and 2002 the Company paid related royalties and license fees of $0.3 million, $0.6 million, and $0.3 million, respectively.

On August 23, 2004, Columbia provided the Company with a notice of material breach of the License Agreement, dated July 16, 1993 and as amended October 6, 1995, among the Company, the Trustees of Columbia University in the City of New York and Cold Spring Harbor Laboratory (the “Agreement”) arising from an alleged underpayment by the Company of certain royalties under the Agreement. In correspondence initiated by Columbia, the amount of the alleged underpayment has been estimated to be at least $1.12 million for the period from July 1, 2001 through June 30, 2003. The Agreement covers the Company’s core tagging technology used in its proprietary combinatorial chemistry encoding technology, Encoded Combinatorial Libraries on Polymeric Support, or ECLiPS.

The parties have a mutual obligation under the terms of the Agreement to negotiate in good faith to resolve the dispute. As a result of the discussions that have taken place to date, Columbia and Cold Spring Harbor have agreed not to terminate the Company’s license under the Agreement earlier than April 15, 2005.

The Company does not believe that it has underpaid the royalties at issue or that it is in material breach under the agreement, however, management has determined that it is probable that there will be a cost to settle and resolve this matter with Columbia. While the Company is in the process of negotiating a resolution of this matter, in accordance with FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”, the Company has recorded a charge of $1.0 million for the probable financial outcome of this resolution. This amount is included in Sales, general and administrative expense in the Statement of Operations for the year ended December 31, 2004. Management believes that any resolution of the dispute will not have a material adverse effect on the financial condition of the Company.

11.   Business Segment and Geographical Information

The Company classifies its business operations in one operating segment. All of the Company’s revenues are generated from this segment. In the years ended December 31 2004, 2003, and 2002, approximately 41%, 32% and 28%, respectively, of the Company’s revenue from customers was derived from within the United States, 56%, 60% and 55%, respectively, was derived from Europe, and 3%, 8% and 17%, respectively, was derived from Asia.

12.   Restructuring

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

The following table summarizes the activity and balance of the restructuring reserve at December 31, 2004 (dollars in thousands)

	Severance Cost for
	Involuntary Employee	Costs to Exit Leased
	Terminations	Facility	Total
Restructuring charges	$132	$5,718	$5,850
Utilization of Reserves:
Cash	(132)	(1,892)	(2,024)
Write-off Leasehold Improvements	—	(458)	(458)
Balance at December 31, 2004	$—	$3,368	$3,368

In addition, the Company recorded a charge of $97 thousand in connection with payment of a deferred compensation bonus.

13.   Selected Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for the year ended December 31, 2004 and 2003 (in thousands, except per share amounts):

	2004
	March 31	June 30	Sept. 30	Dec. 31
Net revenue	$5,369	$5,107	$6,376	$7,507
Net loss	(9,936)	(3,461)	(2,896)	(1,127)
Per common share:
Net loss
—Basic	$(0.82)	$(0.28)	$(0.24)	$(0.09)
—Diluted	$(0.82)	$(0.28)	$(0.24)	$(0.09)

	2003
	March 31	June 30	Sept. 30	Dec. 31
Net revenue	$7,521	$7,014	$7,422	$7,546
Net loss	(938)	(698)	(383)	(829)
Per common share:
Net loss
—Basic	$(0.08)	$(0.06)	$(0.03)	$(0.07)
—Diluted	$(0.08)	$(0.06)	$(0.03)	$(0.07)

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.        CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Vice President, Finance, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Vice President, Finance concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004. There were no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2004

ITEM 9B.       OTHER INFORMATION

On November 15, 2004, we entered into a letter agreement with Stephen C. Costalas, our Executive Vice President, General Counsel and Secretary. Under this letter agreement, Mr. Costalas agreed to assume the position of our Executive Vice President, General Counsel and Secretary. Mr. Costalas is entitled to an annual base salary of $230,000, subject to adjustment after 2005. Mr. Costalas also is eligible to earn a bonus equal to 30% of his base salary upon achievement of personal and corporate objectives. Mr. Costalas received a signing bonus of $60,000 in January 2005. We agreed to pay reasonable and customary relocation expenses for Mr. Costalas. Upon commencement of his employment, Mr. Costalas was granted an option to purchase 125,000 shares of our common stock. These options are incentive stock options to the extent permitted by applicable law and vest 25% after one year and monthly thereafter for the next 36 months. All of Mr. Costalas’ options will vest upon a change in control of the Company. We also agreed to pay reasonable fees up to $3,000 associated with Mr. Costalas negotiating his agreement with us. A copy of Mr. Costalas’ letter agreement is attached as Exhibit 10.22 to this annual report.

On December 2, 2004, we also entered into a severance agreement with Mr. Costalas. In the event Mr. Costalas’ employment with us is terminated without “cause” (as defined in the severance agreement) or Mr. Costalas terminates his employment for “good reason” (as defined in the severance agreement), then Mr. Costalas is entitled, in addition to all accrued, unpaid base salary and benefits, to (1) a lump sum payment of one year’s base salary, (2) a pro rata portion of his target incentive bonus for the calendar year in which the termination occurred, based on the number of full months employed during the year, (3) continuation of group medical coverage until the earlier of one year following termination date or until Mr. Costalas has obtained comparable medical coverage, and (4) immediate vesting of options or other incentive securities pursuant to the terms of the option agreement or other agreements under which granted. Mr. Costalas must execute a release to receive payments under his severance agreement. During his employment and for a one-year period after termination, Mr. Costalas may not compete with us, solicit or divert any business or any customer from us, cause any person to not do business with us or solicit for employment a current employee or consultant of ours. In the event of termination due to disability, Mr. Costalas will receive only those benefits provided under our Long Term Disability Plan and his stock options will be treated under the Disability section of the 2004 Stock Incentive Plan. If Mr. Costalas is terminated in connection with a change in control, then he will receive (1) all unpaid compensation and benefits accrued up to the termination date, (2) a lump sum payment of one and one-half times his annual base salary in effect on the termination date, (3) a lump sum payment of one and one half times his target incentive bonus, (4) group medical continuation coverage until earlier of 18 months after the termination date or the date Mr. Costalas obtains comparable medical coverage, and (5) all unvested stock options or any other unvested incentive securities vest immediately and must be exercised by the earlier of one year following termination date or the expiration of the option term. A copy of Mr. Costalas’ severance agreement is attached as Exhibit 10.23 to this annual report.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning the Company’s directors and executive officers is incorporated by reference from the Company’s Proxy Statement (the Proxy Statement) related to the Annual Meeting of Stockholders to be held on May 5, 2005.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the section entitled “Executive Compensation” in the Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain information required by this Item is incorporated by reference from the section entitled “Stock Ownership of Principal Stockholders and Management” in the Proxy Statement.

OTHER FORMS OF COMPENSATION
2004 Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,933,337 (1)	$7.10	2,412,844 (2)
Equity compensation plans not approved by security holders	0	0	0
Total	3,933,337	$7.10	2,412,844

(1)   Includes 3,535,837 options outstanding from the following Accelrys stock option plans: the 1994 Incentive Stock Plan, the 1995 Director’s Option Plan, and the 2000 Stock Option Plan, under which grants of options had been made to Pharmacopeia employees. Prior to the spin-off the Board of Directors resolved to adopt these Accelrys stock option plans. Generally, any outstanding options to purchase Accelrys common stock under these plans have been converted to maintain the then existing intrinsic value and maintain the ratio of the then existing exercise price per share to the market value per share in accordance with applicable accounting standards. No additional options may be granted to Pharmacopeia employees from these plans. The remaining 397,500 shares reflects options outstanding under the Pharmacopeia Drug Discovery 2004 Stock Incentive Plan.

(2)   Includes shares available for issuance under the Company’s 2004 Employee Stock Purchase Plan (“ESPP”). The current purchase period under the ESPP will expire on May 31, 2005, and there are a maximum of 30,750 shares subject to awards for the current purchase period. The ESPP has been terminated effective as of May 31, 2005.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the section entitled “Audit Committee Report and Payment of Fees to Auditors—Auditor Fees” in the Proxy Statement.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)   Financial Statements

The following Financial Statements are included:

(a)(2)   Exhibits:

EXHIBIT NO.	DESCRIPTION
2.1

Master Separation and Distribution Agreement between Pharmacopeia, Inc., Accelrys Inc. and Pharmacopeia Drug Discovery, Inc., dated April 30, 2004 (incorporated by reference to Exhibit 2.1 to Pharmacopeia Drug Discovery, Inc.’s Current Report on Form 8-K, filed May 3, 2004).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Pharmacopeia Drug Discovery, Inc.’s Registration Statement on Form 10 (Reg. No. 000-50523)).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Pharmacopeia Drug Discovery, Inc.’s Registration Statement on Form 10 (Reg. No. 000-50523)).
3.3

Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Pharmacopeia Drug Discovery, Inc. (incorporated by reference to Exhibit 3.3 to Pharmacopeia Drug Discovery, Inc.’s Registration Statement on Form 10 (Reg. No. 000-50523)).

4.1

Form of Specimen Certificate for Pharmacopeia Drug Discovery, Inc. Common Stock (incorporated by reference to Exhibit 4.1 to Pharmacopeia Drug Discovery, Inc.’s Registration Statement on Form 10 (Reg. No. 000-50523)).

10.1

Transition Services Agreement between Pharmacopeia, Inc., Accelrys Inc. and Pharmacopeia Drug Discovery, Inc., dated April 30, 2004 (incorporated by reference to Exhibit 10.1 to Pharmacopeia Drug Discovery, Inc.’s Current Report on Form 8-K, filed May 3, 2004).

10.2

Tax Sharing and Indemnification Agreement between Pharmacopeia, Inc. and Pharmacopeia Drug Discovery, Inc., dated April 30, 2004 (incorporated by reference to Exhibit 10.2 to Pharmacopeia Drug Discovery, Inc.’s Current Report on Form 8-K, filed May 3, 2004).

10.3

Employee Matters Agreement between Pharmacopeia, Inc. and Pharmacopeia Drug Discovery, Inc., dated April 30, 2004 (incorporated by reference to Exhibit 10.3 to Pharmacopeia Drug Discovery, Inc.’s Current Report on Form 8-K, filed May 3, 2004).

10.4

Patent and Software License Agreement between Pharmacopeia, Inc., Accelrys Inc. and Pharmacopeia Drug Discovery, Inc., dated April 30, 2004 (incorporated by reference to Exhibit 10.4 to Pharmacopeia Drug Discovery, Inc.’s Current Report on Form 8-K, filed May 3, 2004).

10.5

Form of Pharmacopeia Drug Discovery, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Pharmacopeia Drug Discovery, Inc.’s Registration Statement on Form 10 (Reg. No. 000-50523)).(3)

10.5(a)	Amended 1994 Incentive Stock Plan of Pharmacopeia, Inc. (incorporated by Reference to Exhibit 10.5 to Accelrys Inc.’s Report on Form 10-K for the year ended December 31, 1995).(3)
10.5(b)	Amendment No. 1 to the 1994 Incentive Stock Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.1(a) to Accelrys Inc.’s Report on Form 10-K for the year ended December 31, 2000).(3)
10.5(c)	Amendment No. 2 to the 1994 Incentive Stock Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.5(c) to Accelrys Inc.’s Report on Form 10-K for the year ended December 31, 2000).(3)
10.5(d)	Amendment No. 3 to the 1994 Incentive Stock Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.5(a) to Accelrys Inc.’s Report on Form 10-Q for the quarter ended June 30, 1997).(3)
10.5(e)	Amendment No. 4 to the 1994 Incentive Stock Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.1(d) to Accelrys Inc.’s Report on Form 10-K for the year ended December 31, 2000).(3)
10.5(f)	Amendment No. 5 to the 1994 Incentive Stock Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.1(e) to Accelrys Inc.’s Report on Form 10-K for the year ended December 31, 2000).(3)
10.5(g)	Amendment No. 6 to the 1994 Incentive Stock Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.1(f) to Accelrys Inc.’s Report on Form 10-K for the year ended December 31, 2000).(3)
10.5(h)	Amendment No. 7 to the 1994 Incentive Stock Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.1(g) to Accelrys Inc.’s Report on Form 10-K for the year ended December 31, 2000).(3)
10.5(i)	Amendment No. 8 to the 1994 Incentive Stock Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.54 to Accelrys Inc.’s Report on Form 10-Q for the quarter ended June 30, 2000).(3)
10.5(j)	Amendment No. 9 to the 1994 Incentive Stock Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.1(i) to Accelrys Inc.’s Report on Form 10-Q for the quarter ended March 31, 2002).(3)
10.5(k)	1995 Director Option Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.7 to the Accelrys Inc. Registration Statement on Form S-1 (Reg. No. 33-98246)).
10.5(l)	Amendment No. 1 to 1995 Director Option Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.3(a) to Accelrys Inc.’s report on form 10-K for the year ended December 31, 2000).(3)
10.5(m)	Amendment No. 2 to the 1995 Director Option Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.3(b) to Accelrys Inc.’s report on Form 10-Q for the quarter ended March 31, 2001).(3)
10.5(n)	Pharmacopeia, Inc. 2000 Stock Option Plan (incorporated by reference to Accelrys Inc.’s Report on Form 10-K for the year ended December 31, 2000).(3)
10.6

Rights Agreement between Pharmacopeia Drug Discovery, Inc. and American Stock Transfer & Trust Company, dated April 30, 2004 (incorporated by reference to Exhibit 10.5 to Pharmacopeia Drug Discovery, Inc.’s Current Report on Form 8-K, filed May 3, 2004).

10.7

Collaboration and License Agreement, dated as of July 9, 2003 and effective August 8, 2003, between Pharmacopeia, Inc. and Schering- Plough Ltd. (incorporated by reference to Exhibit 10.32 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended September 30, 2003).(2)

10.8

Collaboration and License Agreement, dated as of July 9, 2003 and effective August 8, 2003, between Pharmacopeia, Inc. and Schering Corporation (incorporated by reference to Exhibit 10.33 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended September 30, 2003).(2)

10.9

Collaboration and License Agreement dated February 25, 2002 between Pharmacopeia, Inc. and N.V. Organon (incorporated by reference to Exhibit 10.28 to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 2001).(2)

10.10

Lease, dated August 20, 2003, between Pharmacopeia, Inc. and Eastpark at 8A (Building 1000) (incorporated by reference to Exhibit 10.35 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended September 30, 2003).

10.11

Lease, dated August 20, 2003, between Pharmacopeia, Inc. and Eastpark at 8A (Building 3000) (incorporated by reference to Exhibit 10.36 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended September 30, 2003).

10.12

Lease Agreement, dated May 1, 1999, between Pharmacopeia, Inc. and South Brunswick Rental I, LTD (incorporated by reference to Exhibit 10.49 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended June 30, 1999).

10.13

License Agreement, dated as of October 6, 1995, among Pharmacopeia, Inc., the Trustees of Columbia University in the City of New York and Cold Spring Harbor Laboratory (incorporated by Reference to Exhibit 10.10 to the Accelrys Inc.’s Registration Statement on Form S-1 (Reg. No. 33-98246)).+

10.14

Consulting Agreement, dated March 1993, between Pharmacopeia, Inc. and Paul A. Bartlett, with letter of automatic renewal, dated March 27, 2003 (incorporated by reference to Exhibit 10.14 to Pharmacopeia Drug Discovery, Inc.’s Registration Statement on Form 10 (Reg. No. 000-50523)).(3)

10.15

Severance Agreement, dated March 24, 2004, between Pharmacopeia Drug Discovery, Inc. and Stephen A. Spearman, Ph.D. (incorporated by reference to Exhibit 10.15 to Pharmacopeia Drug Discovery, Inc.’s Registration Statement on Form 10 (Reg. No. 000-50523)).(3)

10.16

Severance Agreement, dated March 24, 2004, between Pharmacopeia Drug Discovery, Inc. and William J. DeLorbe, Ph.D. (incorporated by reference to Exhibit 10.16 to Pharmacopeia Drug Discovery, Inc.’s Registration Statement on Form 10 (Reg. No. 000-50523)).(3)

10.17

Retention Bonus Agreement, dated February 10, 2004, between Pharmacopeia Drug Discovery, Inc. and Stephen A. Spearman, Ph.D. (incorporated by reference to Exhibit 10.17 to Pharmacopeia Drug Discovery, Inc.’s Registration Statement on Form 10 (Reg. No. 000-50523)).(3)

10.18

Retention Bonus Agreement, dated February 10, 2004, between Pharmacopeia Drug Discovery, Inc. and William J. DeLorbe, Ph.D. (incorporated by reference to Exhibit 10.18 to Pharmacopeia Drug Discovery, Inc.’s Registration Statement on Form 10 (Reg. No. 000-50523)).(3)

10.19

Form of Indemnity Agreement between Pharmacopeia Drug Discovery, Inc. and its directors and executive officers. (incorporated by reference to Exhibit 3.3 to Pharmacopeia Drug Discovery, Inc.’s Registration Statement on Form 10 (Reg. No. 000-50523)).(3)

10.20

Employment Agreement between Pharmacopeia Drug Discovery, Inc. and Joseph A. Mollica, Ph.D., dated April 30, 2004 (incorporated by reference to Exhibit 10.6 to Pharmacopeia Drug Discovery, Inc.’s Current Report on Form 8-K, filed May 3, 2004).(3)

10.21

Employment Agreement between Pharmacopeia Drug Discovery, Inc. and Leslie Johnston Browne, Ph.D., dated July 14, 2004 (incorporated by reference to Exhibit 10.1 to Pharmacopeia Drug Discovery, Inc.’s Report on Form 10-Q for the quarter ended June 30, 2004).(3)

10.22	Letter Agreement, dated November 15, 2004, between Pharmacopeia Drug Discovery, Inc. and Stephen C. Costalas.(1),(3)
10.23	Severance Agreement, dated December 2, 2004, between Pharmacopeia Drug Discovery, Inc. and Stephen C. Costalas.(1),(3)
10.24	Letter Agreement, dated January 6, 2005, between Pharmacopeia Drug Discovery, Inc. and David M. Floyd.(1),(3)
10.25	Severance Agreement, dated January 7, 2005, between Pharmacopeia Drug Discovery, Inc. and David M. Floyd.(1),(3)
10.26	Severance Agreement, dated February 8, 2005, between Pharmacopeia Drug Discovery, Inc. and Brian M. Posner.(1),(3)
10.27	Form of Stock Option Agreement.(1),(3)
10.28	Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Pharmacopeia Drug Discovery’s Report on From 8-K filed on February 28, 2005).(3)
10.29	Executive Deferred Compensation Plan.(1),(3)
10.30	Letter Agreement, dated February 25, 2004, between Pharmacopeia, Inc. and Paul A. Bartlett.(1),(3)
21.1	Subsidiaries of Pharmacopeia Drug Discovery, Inc.(1)
23.1	Consent of Ernst & Young LLP.(1)
31.1	Section 302 Certification of the Principal Executive Officer.(1)
31.2	Section 302 Certification of the Principal Financial Officer.(1)
32.1	Section 906 Certification of the Principal Executive Officer.(1)
32.2	Section 906 Certification of the Principal Financial Officer.(1)

(1)          Filed herewith.

(2)          Accelrys, Inc. has requested confidential treatment of certain provisions of this exhibit.

(3)          Compensation plan or arrangement in which directors and executive officers are eligible to participate.

+                Accelrys, Inc. has been granted confidential treatment of certain provisions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACOPEIA DRUG DISCOVERY, INC.
By:	/s/ LESLIE J. BROWNE, PH.D.
Leslie J. Browne, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer and Authorized Signatory)
Date: March 23, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ LESLIE J. BROWNE	President and Chief Executive Officer and	March 23, 2005
Leslie J. Browne, Ph.D.	Director (Principal Executive Officer)
/s/ BRIAN M. POSNER	Vice President, Finance	March 23, 2005
Brian M. Posner	(Principal Financial and Accounting Officer)
/s/ JOSEPH A MOLLICA	Chairman of the Board	March 23, 2005
Joseph A Mollica, Ph.D.
/s/ FRANK BALDINO, JR.	Director	March 23, 2005
Frank Baldino, Jr., Ph.D.
/s/ PAUL A. BARTLETT	Director	March 23, 2005
Paul A. Bartlett, Ph.D.
/s/ STEVEN J. BURAKOFF	Director	March 23, 2005
Steven J. Burakoff, M.D.
/s/ GARY E. COSTLEY	Director	March 23, 2005
Gary E. Costley, Ph.D.
/s/ JAMES J. MARINO	Director	March 23, 2005
James J. Marino, Esq.
/s/ BRUCE A. PEACOCK	Director	March 23, 2005
Bruce A. Peacock