Form 10-Q
period 2005-03-31
PHARMACOPEIA DRUG DISCOVERY INC
filed 2005-05-16
CIK 1273013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 11, 2005
Common Stock, $0.01 par value	12,436,236

PHARMACOPEIA DRUG DISCOVERY, INC.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements

Pharmacopeia Drug Discovery, Inc.

Balance Sheets

(Amounts in thousands, except share and per share data)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,728	$20,173
Marketable securities	17,561	20,712
Accounts receivable	2,794	1,062
Prepaid expenses and other current assets	638	1,062
Total current assets	38,721	43,009

Property and equipment, net	11,327	11,725
Deferred compensation assets due from Accelrys, Inc.	2,114	2,140
Other assets	173	131
Total assets	$52,335	$57,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,914	$1,414
Accrued liabilities	2,820	2,874
Restructuring reserve, current portion	2,462	2,462
Deferred revenue, current portion	3,575	3,501
Total current liabilities	10,771	10,251

Deferred compensation plan	2,114	2,140
Restructuring reserve, long-term	198	906

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 12,415,253 and 12,354,695 shares issued and outstanding, respectively	124	123
Additional paid-in capital	50,501	50,263
Accumulated deficit	(10,875)	(6,235)
Accumulated other comprehensive loss	(270)	(175)
Deferred compensation	(228)	(268)
Total stockholders’ equity	39,252	43,708
Total liabilities and stockholders’ equity	$52,335	$57,005

See accompanying notes to these unaudited financial statements.

Pharmacopeia Drug Discovery, Inc.

Statements of Operations

(Amounts in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2005	2004
	(unaudited)
Net revenue	$5,691	$5,369

Collaborative research and development expense	5,626	5,550
Proprietary research and development expense	2,241	1,389
Sales, general and administrative expense	2,663	2,419
Restructuring and other charges	—	5,947
Interest and other income, net	(209)	(3)
	10,321	15,302
Loss before income taxes	(4,630)	(9,933)
Provision for income taxes	10	3
Net loss	$(4,640)	$(9,936)

Net loss per share:
• Basic and diluted	$(0.38)	$(0.82)

Weighted average number of common stock outstanding:
• Basic and diluted	12,353,553	12,155,751

See accompanying notes to these unaudited financial statements.

Pharmacopeia Drug Discovery, Inc.

Statements of Cash Flows

(Amounts in thousands)

	For the Three Months Ended March 31,
	2005	2004
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,640)	$(9,936)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	583	449
Contibution of stock to 401(k) Plan	107	—
Amortization of deferred compensation	40	—
Changes in assets and liabilities:
Accounts receivable	(1,732)	1,805
Prepaid expenses and other current assets	424	163
Other assets	(42)	2
Accounts payable	500	(2,009)
Accrued liabilities	(54)	3,160
Restructuring reserve	(708)	2,655
Deferred revenue	74	347
Net cash used in operating activities	(5,448)	(3,364)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(185)	(4,613)
Purchases of marketable securities	(12,922)	—
Proceeds from sale of marketable securities	15,979	—
Net cash provided by (used in) investing activities	2,872	(4,613)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	85	—
Investment by Accelrys, Inc.	46	7,821
Net cash provided by financing activities	131	7,821
Net decrease in cash and equivalents	(2,445)	(156)
Cash and equivalents, beginning of period	20,173	524
Cash and equivalents, end of period	$17,728	$368

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income tax	$—	$3

See accompanying notes to these unaudited financial statements.

Pharmacopeia Drug Discovery, Inc.

Notes to Unaudited Financial Statements

1.  Background and Basis of Presentation

Pharmacopeia Drug Discovery, Inc. (“Pharmacopeia” or the “Company”) was incorporated on May 31, 2002 as a wholly owned subsidiary of Accelrys, Inc. (“Accelrys”), formerly Pharmacopeia, Inc.  On April 30, 2004, Accelrys spun-off 100 percent of the shares of Pharmacopeia in a pro rata tax-free distribution and distributed to its stockholders of record one share of Pharmacopeia common stock for every two shares of Accelrys common stock held. A total of 12,181,471 shares were distributed. The financial statements have been revised to retroactively reflect the shares distributed for all periods presented prior to the distribution date.

Accelrys contributed cash, cash equivalents and marketable securities to Pharmacopeia such that upon consummation of the distribution on April 30, 2004, Pharmacopeia had a cash, cash equivalents and marketable securities balance aggregating $46.5 million and all inter-company balances due to Accelrys were forgiven in their entirety by Accelrys and treated as a capital contribution; accordingly, such balances were reflected as investment by Accelrys for periods prior to April 30, 2004, at which time the amount was reclassified to additional paid-in capital. Earnings and losses accumulate in retained earnings (deficit) starting May 1, 2004.

In connection with the distribution, Accelrys and the Company entered into a series of agreements, including a master separation and distribution agreement, a transition services agreement, a tax sharing and indemnification agreement and other agreements, which govern the ongoing relationship between the two companies.

Pharmacopeia is a biopharmaceutical company, focused on the creation of new small molecule therapeutics to address significant unmet medical needs. Using proprietary technologies and processes, Pharmacopeia identifies, optimizes, and develops novel drug candidates in collaboration with major pharmaceutical and biotechnology companies, and, increasingly, through its own internally funded drug discovery programs.  These programs are primarily focused on immunobiology and immunological diseases. Pharmacopeia’s later stage portfolio currently comprises multiple partnered programs that have been advanced into human clinical trials, with further programs in late-stage pre-clinical development.  Additionally, Pharmacopeia has approximately 40 partnered and internal programs in discovery.

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

For periods prior to the distribution date, the financial statements included allocations of certain Accelrys corporate headquarter assets, liabilities and expenses relating to the Company’s business that have been transferred to the Company from Accelrys. General corporate overhead was allocated based on the Company’s revenue as a percentage of Accelrys’s total revenue. General corporate overhead primarily includes salaries and expenses for executive management, finance, legal, human resources, information services and investor relations, and was $537 thousand for the quarter ended March 31, 2004.  These costs are included in sales, general and administrative expenses in the accompanying statements of operations.

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these unaudited financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included.  Interim results are not necessarily indicative of the results that may be expected for the year. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

2. Significant Collaborations

For the quarters ended March 31, 2005 and 2004 two collaborators accounted for an aggregate of 84% and 85%, respectively, of revenue.  For the quarters ended March 31, 2005 and 2004, the Company’s research collaborations with Schering-Plough accounted for 64% and 69%, respectively, of revenue.  In the third quarter of 2003, the Company entered into new drug discovery collaborations with Schering-Plough, which continued certain existing programs and implemented a number of new activities. The new agreements continue the Company’s collaboration with Schering-Plough through at least August 2006.  Under the new agreements the Company receives research funding on an FTE basis which is recognized as revenue as services are performed.  Schering-Plough was obligated to fund a specified number of the Company’s full-time employees (FTEs) in the first year.  Subsequently, based on the initial screening results Schering-Plough decided to focus on optimization programs and terminated the Company’s screening activities on Schering-Plough’s behalf. This decision resulted in an approximately 11% reduction of the number of the Company’s FTEs whom Schering-Plough was obligated to fund.  Additionally the Company may receive milestone payments upon the successful achievement of preclinical and clinical milestones. Milestone payments will be recognized as revenue to the extent that milestones are achieved. Upon successful commercialization of most products resulting from this relationship, the Company will be entitled to receive royalties on sales of those products.  Pursuant to the terms of the 2003 agreements, Schering-Plough has advised the Company that it intends to reduce its FTE funding by an additional 41% (or approximately $1.1 million per calendar quarter) effective August 2005. Discussions have been initiated regarding the possible extension or modification of the 2003 agreements.  There can be no assurance that the 2003 agreements will be extended beyond August 2006 or that funding will be maintained at current or expected reduced August 2005 levels beyond August 2006 either in the aggregate or on an FTE basis.

For the quarters ended March 31, 2005 and 2004, the Company’s research collaborations with N.V. Organon (“Organon”) accounted for 20% and 16%, respectively, of revenue.  The principal agreement with Organon, entered into in February 2002, has a stated term of five years; however, Organon has the right to terminate the agreement in 2005 if Pharmacopeia is unable to deliver compounds meeting the criteria specified in the agreement. Under this agreement, Pharmacopeia receives research funding to conduct its drug discovery activities to identify and optimize new drug candidates for multiple therapeutic targets provided by Organon. This revenue is recognized on a straight-line basis over the term of the collaboration. The Company may receive milestone payments upon the successful achievement of preclinical and clinical milestones. These milestone payments will be recognized as revenue to the extent that milestones are achieved. Upon successful commercialization of any product resulting from this relationship, Pharmacopeia will be entitled to receive royalties on sales of that product.

3.  Net Loss Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS 128”).  Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.  Diluted earnings per share include the potentially dilutive effect of outstanding stock options, or other dilutive securities. Shares outstanding for the Company for the period prior to the distribution are calculated based on the 12,181,471 shares distributed in the spin-off, adjusted for unvested restricted shares (see note 1). The Company has a net loss for the periods presented; accordingly, the inclusion of common stock equivalents for outstanding stock options would be anti-dilutive and, therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

4.  Segment Information

The Company classifies its business operations in one operating segment.  All of the Company’s revenues are generated from this segment.  In the quarters ended March 31, 2005 and 2004, approximately 45% and 43%, respectively, of the Company’s revenue from customers was derived from within the United States, 54% and 54%, respectively, was derived from Europe, and 1% and 3%, respectively, was derived from Asia.

5.  Stock-Based Compensation

Generally, at the distribution date, any outstanding options to purchase Accelrys common stock held by employees, directors and consultants of Pharmacopeia under Accelrys incentive compensation plans were adjusted or converted to options to purchase Pharmacopeia common stock to maintain the intrinsic value existing at the time of the distribution and maintain the ratio existing at the time of the distribution of the exercise price per share to the market value per share.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25 “Accounting for Stock Issued To Employees”.  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition.  Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company is currently evaluating the requirements of SFAS No. 123R and expects that adoption of SFAS No. 123R will have a material impact on the Company’s results of operations. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R.  The new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal period, therefore, the Company will need to be in compliance with SFAS No. 123R commencing with it’s fiscal year beginning January 1, 2006.  The Commission’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard.

Had the Company followed the fair value measurement provisions of SFAS 123, the following table summarizes the pro forma net loss and pro forma net loss per share that would have been recorded (in thousands, except per share data):

	Three Months Ended March 31
	2005	2004
Net loss:
As reported	$(4,640)	$(9,936)

Add: Stock-based employee compensation expense included in reported net loss	40
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(558)	(601)
Pro forma	$(5,158)	$(10,537)
Basic and diluted net loss per common share:
As reported	$(0.38)	$(0.82)
Pro forma	$(0.42)	$(0.87)

The fair value of each option granted during 2005 and 2004 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004
Dividend yield	0.00%	0.00%
Expected volatility	85.24%	85.24%
Risk-free interest rate	4.33%	3.31%
Expected life (years)	5.8	5.8

6.  Restructuring

During the quarter ended March 31, 2004, the Company executed a restructuring plan for the purpose of making its research and development activities more efficient by eliminating unnecessary facilities. Also a reduction in force of six administrative Pharmacopeia employees occurred during that quarter, of whom all were terminated as of June 30, 2004.  As a result, restructuring related charges of approximately $5.9 million were recognized and accrued as operating expense during the quarter ended March 31, 2004.

The following table summarizes the activity of the accrued restructuring reserve for the quarter ended March 31, 2005 (dollars in thousands):

Costs to Exit Leased Facility
Balance at December 31, 2004	$3,368
Lease payments	(708)
Balance at March 31, 2005	$2,660

7.  Commitments and Contingencies

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

The parties have a mutual obligation under the terms of the Agreement to negotiate in good faith to resolve the dispute. Because of the alleged material breach of the Agreement, Columbia and Cold Spring Harbor assert they can terminate the Company’s license under the Agreement.  However, as a result of the discussions that have taken place to date, Columbia and Cold Spring Harbor have agreed not to seek to terminate the Company’s license under the Agreement earlier than May 23, 2005.

The Company does not believe that it has underpaid the royalties at issue or that it is in material breach under the Agreement; however, management has determined that there will be a cost to settle and resolve this matter with Columbia.  While the Company is in the process of negotiating a resolution of this matter, in accordance with FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss” the Company recorded a charge of $1.0 million in the year ended December 31, 2004 for the probable financial outcome of this resolution. This amount is included in accrued liabilities on the Company’s balance sheet as of March 31, 2005. Management believes that any resolution of the dispute will not have a material adverse effect on the financial condition of the Company.

8.  Subsequent Event

The employment of Stephen A. Spearman, Ph.D. as Executive Vice President and Chief Operating Officer of the Company terminated effective as of April 15, 2005. Under a severance agreement between the Company and Dr. Spearman, Dr. Spearman is entitled to the continuation of his base salary at the time of his termination for a period of 18 months and a payment equal to 1.5 times his annual target bonus. In addition, the severance agreement provides that Dr. Spearman is entitled to outplacement services up to $12 thousand in value, medical coverage for 18 months, the vesting of unvested equity compensation plan awards, and the extension of the exercise period of any equity awards for a period of 18 months (or the expiration date if earlier).

In connection with its cash payment obligations to Dr. Spearman the Company expects to record a charge in the quarter ending June 30, 2005 of approximately $770 thousand. In addition, the Company expects to record a non-cash charge of approximately $191 thousand related to the accelerated vesting of Dr. Spearman’s stock options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding us and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include those which express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact.  These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown which could cause actual results and developments to differ materially from those expressed or implied in such statements.  These forward-looking statements include statements about the following:

•      our intentions regarding the establishment and continuation of drug discovery collaborations with leading pharmaceutical and biotechnology organizations, in particular, the continuation and funding level of such continuation of our existing collaborations with Schering-Plough and N.V. Organon;

•      our ability to build our pipeline of novel drug candidates, both through our own internally-funded drug discovery programs and third party collaborations;

•      our intentions to build upon our position as a leading chemistry provider;

•      our expectations regarding the potential benefits to us of our separation from Accelrys, our former parent;

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

The Company

Overview

We are a biopharmaceutical company focused on the creation of new small molecule therapeutics to address significant unmet medical needs.  Using proprietary technologies and processes, we identify, optimize and develop novel drug candidates in collaboration with major pharmaceutical and biotechnology companies and increasingly through our own internally-funded drug discovery programs.  These programs are primarily focused on immunobiology and immunological diseases. Our later stage portfolio currently comprises multiple-partnered programs that have been advanced into human clinical trials, with further programs in late-stage pre-clinical development.  Additionally, we have approximately 40 partnered and internal programs in discovery.

We have drug discovery collaborations with leading pharmaceutical companies and emerging biotechnology companies.  Our contributions to our partners’ drug discovery programs include: our delivery of results (such as in vitro and in vivo pharmacology results) generally obtained internally or achieved by research divisions within pharmaceutical and biotechnology companies; our “optimization” of the lead compounds identified through the screening process and subsequent studies, in which we refine the molecular structure of the lead compounds to increase their efficacy, potency and bioavailability, in an effort to reduce their potential toxicity and enhance safety, and improve their prospects for securing patent protection; our further testing and conduct of scientific studies of these compounds to modify activity such that they may be designated “lead” compounds, which are active compounds which meet specific criteria (such as potency, selectivity, specificity and drug-likeness) that warrant their advancement to further stages of the drug discovery process; our high throughput and ultra high throughput screening capabilities that enable us to test these compounds for potential utility in a lead optimization program by testing them against a disease-related collaborative target (such screening is accomplished at the rate of hundreds of thousands (with respect to high throughput) to millions (with respect to ultra high throughput) of our small molecule lead compounds per week) to identify “active compounds” (compounds that demonstrate through these biological tests the ability to impact the disease target of interest); and making available, on a limited basis via our screening expertise, our large, diverse proprietary libraries of drug-like chemical compounds from which potential lead compounds can be identified.

Our customers typically fund our research in exchange for intellectual property ownership rights, and provide for our receipt of significant milestone payments if and as the compounds progress through the development process.  In addition, our collaborative drug discovery agreements typically provide that upon such approval we are entitled to receive royalty payments calculated as a percentage of the net sales of the products.  Our revenue is highly concentrated in our two largest collaborators, Schering-Plough and N. V. Organon.

In addition to collaborative drug discovery research, we conduct proprietary research primarily focused on immunological and inflammatory diseases to discover new candidate compounds with commercial potential. Unlike in our established collaborative business model, we provide the required funding for these programs. As we do not receive funding from third party collaborators, we retain all intellectual property and ownership rights in any compounds discovered. At an appropriate point, we may determine to license one or more of these compounds to a third party (usually a larger pharmaceutical or biotechnology organization). Out-licensing at an appropriate point in the compound’s development would enable us to take advantage of the additional resources, expertise and technologies of the licensee company in order to further the development of the compound and would provide us with up-front fees and milestone payments, as well as recurring royalty payments if these compounds are developed into new commercial drugs. These agreements would convert our proprietary programs into collaborative partnerships and out-licensing agreements, typically at a more advanced stage of the drug development process, and typically on more favorable terms for us due to the reduction in the risk for the partner and the investment that we have made advancing the program to the stage at which it is licensed.

We chose to focus our internally-funded drug discovery programs on immunological and inflammatory disease processes and the discovery of treatments for diseases such as rheumatoid arthritis, psoriasis and other inflammatory diseases for several reasons.   First, we believe many existing therapies for these diseases are lacking in one or more respects.  For example, methotrexate, the standard of care for rheumatoid arthritis has serious side effects while newer biologicals are costly and may have safety concerns.  In addition, we believe there are increasing commercial opportunities provided by a large, growing population of older patients with immunobiological diseases including chronic and acute inflammation, autoimmune diseases and asthma.  We also believe the global market for immunosuppressant therapy for transplant patients alone is in excess of $4 billion per year, and a drug developed to meet the needs of such patients is likely to also offer medical benefit and commercial opportunity in other chronic diseases with similar underlying etiologies.  We believe the last decade has seen significant strides in the understanding of the underlying biology of the immune system and immunological and inflammatory diseases and that the time is right to leverage this new and greater understanding in a commercial and drug discovery setting.  We also believe that a treatment developed for one immunobiological disease may be further developed for another and, consequently, an investment in one treatment may potentially yield results for multiple treatments. Finally, we have significant internal expertise with respect to discovering drug candidates for these diseases.

Our drug discovery efforts have produced four clinical compounds to date which are under development by our collaborators.  We initially developed our first clinical compound, a p38 MAP kinase inhibitor for rheumatoid arthritis and entered into a partnering agreement with Bristol-Myers Squibb Company in 1999; that compound commenced clinical trials in August 2003.  This potential new drug, a small molecule optimized from our proprietary compound collection, currently is in Phase I of clinical testing.  A second of our proprietary internal compounds targets an allergic asthma indication and commenced clinical trials in November 2003.  This clinical compound is a product of our collaboration with Daiichi Pharmaceutical Co.  Our third clinical compound, which targets a respiratory indication, was developed in collaboration with Schering-Plough Corporation and commenced clinical trials in December 2003.  The Schering-Plough relationship produced a second clinical compound, which is our fourth in total, in March 2004, when Schering-Plough initiated clinical trials for an inflammation indication. We have received significant milestone payments from each of Bristol-Myers Squibb, Daiichi and Schering-Plough and, to the extent the compounds successfully progress through clinical development, we will be entitled to receive additional milestone payments.  We are also entitled under the agreements with each of these partners to receive royalties on the commercial sale, if any, of a new drug emanating from the collaboration.  Although these collaborators are currently performing clinical trials of prospective pharmaceutical products containing our proprietary compounds, numerous additional studies will be necessary to support the further development of these product candidates.  Results from preclinical studies and clinical studies, if any, conducted to date on these product candidates are not necessarily indicative of the results that may be obtained in future clinical studies.   In addition to the compounds in the clinic, six more programs are at various stages of preclinical development, the point at which compounds are tested for safety in animals prior to Investigational New Drug application filing and their introduction into humans during Phase I of clinical development.

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

Preclinical and clinical development of drug candidates is a long, expensive and uncertain process.  Our candidates are at an early stage, as none of our compounds are contained in products that have received regulatory approval for commercial sale.  All of our compounds, including our clinical candidates, face the substantial risks of failure inherent in developing drugs.  At any stage of the clinical development process, our collaborators, or we, may decide to discontinue development of our product candidates.  We do not expect that our product candidates will be commercially available for many years, if ever.  In addition, we pursue the discovery and initial development of product candidates using our integrated technology platform in both our internal and collaborative programs to implement our strategy of reducing the cost and time incurred by the pharmaceutical industry in developing drug candidates.  To date, we have not identified a therapeutic candidate that has been developed into a commercial drug and, although we have received license and milestone fees, we may never receive any royalty payments, or any additional license and milestone fees, under our current or any future collaborations.

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

On August 23, 2004, Columbia University Science and Technology Ventures (“Columbia”) provided us with a notice of material breach of the License Agreement, dated July 16, 1993 and as amended October 6, 1995, among us, the Trustees of Columbia University in the City of New York and Cold Spring Harbor Laboratory (the “Agreement”) arising from an alleged underpayment by us of certain royalties under the Agreement. In correspondence initiated by Columbia, the amount of the alleged underpayment has been estimated to be at least $1.12 million for the period from July 1, 2001 through June 30, 2003. We do not believe that we have underpaid the royalties at issue or that we are in material breach under the Agreement. The Agreement covers our core tagging technology used in our proprietary combinatorial chemistry encoding technology, ECLiPS®.

The parties have a mutual obligation under the terms of the Agreement to negotiate in good faith to resolve the dispute. Because of the alleged material breach of the Agreement, Columbia and Cold Spring Harbor assert they can terminate our license under the Agreement.  However, as a result of the discussions that have taken place to date, Columbia and Cold Spring Harbor have agreed not to seek to terminate our license under the Agreement earlier than May 23, 2005.

While we do not believe that we have underpaid the royalties at issue or that we are in material breach under the Agreement, management has determined that there will be a cost to settle and resolve this matter with Columbia.  While we are in the process of negotiating a resolution of this matter, in accordance with FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss” we have recorded a charge of $1.0 million in the year ended December 31, 2004 for the probable financial outcome of this resolution.  This amount is included in accrued liabilities on our balance sheet as of March 31, 2005.  We believe that any resolution of the dispute will not have a material adverse effect on our financial condition.

Liquidity and Capital Resources

Prior to the distribution we had funded our activities primarily through Accelrys’ consolidated operations, including revenue derived from collaborative partnerships, and milestone payments. Accelrys contributed cash, cash equivalents and marketable securities such that upon consummation of the distribution on April 30, 2004, we had a cash, cash equivalents and marketable securities balance aggregating $46.5 million.

As of March 31, 2005, we had cash, cash equivalents and marketable securities of $35.3 million compared to $40.9 million at December 31, 2004, representing 67% and 72% of our total assets, respectively. We invest excess cash in highly liquid investment-grade marketable securities, including corporate bonds and United States government and agency securities.

The following is a summary of selected cash flow information for the three months ended March 31, 2005 and 2004:

	Three months ended March 31,
	2005	2004
Net loss	$(4,640)	$(9,936)
Adjustments for noncash operating items	730	449

Net cash operating loss	(3,910)	(9,487)
Net change in assets and liabilities	(1,538)	6,123

Net cash used in operating activities	$(5,448)	$(3,364)

Net cash used in investing activities	$(2,872)	$(4,613)

Net cash provided by financing activities	$131	$7,821

Net cash used in operating activities

Net operating cash outflows for the three months ended March 31, 2005 have resulted primarily from our operating loss due to an increase in the funding of our internal drug discovery efforts and the payment of restructuring expenses related to the 2004 consolidation of our facilities.

Net cash provided by investing activities

Cash provided by investing activities for the three months ended March 31, 2005 relates primarily to the net sales and maturities of marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2005 consists of the capital contribution made to us by Accelrys relating to the transition services agreement entered into in connection with the distribution and proceeds from the issuance of common stock in connection with our employee stock option plans.

Liquidity and Capital Resources Outlook

We expect to continue to use our capital to fund operating losses. We expect that our research and development expenditures will increase in the future as we increase our internal drug discovery efforts.  Conducting our own drug discovery research is a key component of our business model.

In addition, our capital requirements may increase in future periods as we seek to expand our technology platform through investments, licensing arrangements, technology alliances, or acquisitions.

We are obligated to pay approximately $2.6 million in costs in connection with a facility we exited in the first quarter of 2004. The lease on this facility expires in April 2006.

We anticipate that our capital resources will be adequate to fund our operations at their current levels at least through 2006. However, there can be no assurance that changes will not occur that would consume available capital resources before then. Our capital requirements depend on numerous factors, including our ability to continue and extend existing collaborative agreements and to enter into additional arrangements.  Approximately 84% and 85% of our revenue for the three months ended March 31, 2005 and March 31, 2004, respectively, was generated from our collaborations with Schering Plough and N.V. Organon.  The collaborations with Schering Plough are scheduled to expire in August 2006 and we have been advised that Schering-Plough intends to reduce by 41% its FTE funding under the 2003 agreements effective August 2005.  The principal agreement with N.V. Organon is scheduled to expire in 2007.  Under certain circumstances funding from the Organon collaboration may be reduced significantly before this agreement expires.  In addition, our capital requirements depend on competing technological and market developments, changes in our existing collaborative relationships, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights and the outcome of related litigation, the purchase of additional capital equipment, acquisitions of other businesses or technologies, and the progress of our customers’ milestone and royalty producing activities. Prior to exhausting our current capital resources, we will need to raise additional funds to finance our operating activities or enter into strategic initiatives intended to further the development of our business. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.  Our forecasts of the period of time through which our financial resources will be adequate to support our operations are forward-looking information, and actual results could vary.  The factors described earlier in this paragraph will impact our future capital requirements and the adequacy of our available funds.

Results of Operations

Three months ended March 31, 2005 and 2004

Our net revenue increased 6% to $5.7 million in the quarter ended March 31, 2005 compared to $5.4 million in the quarter ended March 31, 2004.  Net revenue consists of the funding of our collaborative research activities, as well as our receipt of milestones, success fees and license revenue if and as our discoveries progress through our collaborators’ development processes.  Net revenue for the three months ended March 31, 2005 and 2004 is summarized as follows.

	For the three months ended March 31,
	2005	2004

Collaborative research funding	$4,508	$4,307
Milestones and success fees	1,000	1,000
License revenue	183	62
	$5,691	$5,369

Schering-Plough accounted for 64% and 69% of our net revenue as of March 31, 2005 and 2004, respectively.  N.V. Organon accounted for 20% and 16% of our net revenue as of March 31, 2005 and 2004, respectively.  Schering-Plough accounted for 100% of the milestone payments and success fees that we received for each of the quarters ended March 31, 2005 and 2004.  We recognized increased revenue from our collaboration with N.V. Organon and our recently announced collaborations with CV Therapeutics and Biovitrum AB.

In contrast to many of our partnering efforts in the past (with the key exceptions of our relationships with Schering-Plough and Organon), we now seek to establish alliances that are broad in scope and multi-year in term to deliver compounds that are further developed than in the past; ideally compounds that are clinical candidates, as opposed to hits or leads.  As a result of delivering later-stage compounds, which are of greater value, we will seek to retain a larger share of ownership (as represented by increased royalties on net sales that may result from the program advancing to the market) in the compound.  Additionally, we will, where appropriate, evolve the collaborative model by offering to reduce our research fees in exchange for greater milestone and royalty commitments from the partner.

Collaborative research and development expense includes the labor, material, equipment and allocated facilities cost of our scientific staff that are working on collaborative partnerships.  Collaborative research and development expense was $5.6 million for the three months ended March 31, 2005, unchanged compared to the three months ended March 31, 2004.

Proprietary research and development expense includes labor, material, equipment and allocated facilities cost of scientific staff working on self-funded internal drug discovery programs. Our internal drug discovery projects are focused on the creation of new small molecule therapeutics using proprietary technologies and our proprietary collection of compounds to identify and optimize novel drug candidates. Because of the speculative nature of these internal drug discovery projects, it is not possible to estimate completion dates, or estimated costs of completion. Additionally, from time to time, depending on requirements under collaborative partnership work, certain staff and other research and development resources may be temporarily redirected to collaborative partnership work which redirection may also delay or impact the cost of internal drug discovery projects. Consistent with our strategy to increase our investment in internal drug discovery programs, proprietary research and development expenses increased 61% to $2.2 million for the three months ended March 31, 2005 compared to $1.4 million for the three months ended March 31, 2004.

Sales, general and administrative expense increased by 10% to $2.7 million for the three months ended March 31, 2005 compared to $2.4 million for the three months ended March 31, 2004.  The increase in sales, general and administrative expense is primarily attributable to additional costs associated with our being an independent company, including salary and expenses for executive management, finance, legal, human resources, information services, investor relations, and corporate governance. This was offset by the moving costs incurred in the three months ended March 31, 2004, in connection with the consolidation of our facilities.  Prior to the distribution, general corporate overhead had been allocated based on our revenue as a percentage of Accelrys’ total revenue.

During the quarter ended March 31, 2004, we executed a restructuring plan for the purpose of making our research and developmemt activities more efficient by eliminating unnecessary facilities. As a result, restructuring related charges of $5.9 million were recognized and accrued as operating expense during the quarter ended March 31, 2004.

Interest and other income, net increased to $209 thousand for the three months ended March 31, 2005 compared to $3 thousand for the three months ended March 31, 2004.  This increase is due to significantly higher cash, cash equivalents and marketable securities balances due to the capital contribution from Accelrys at the time of the distribution.

We recorded an income tax provision of $10 thousand and $3 thousand for the three months ended March 31, 2005 and 2004, respectively, related to minimum state income taxes.

As a result of the net revenues and costs described above, we generated a net loss of $4.6 million ($0.38 per basic and diluted share) for the three months ended March 31, 2005, compared to a net loss of $9.9 million ($0.82 per basic and diluted share) for the three months ended March 31, 2004.

Contractual Obligations

For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2004.  No material changes have occurred to contractual obligations subsequent to December 31, 2004.

Net Loss Outlook

We have had net losses in recent years and we expect to incur losses in future periods. We are highly dependent on the continued funding and success of our research and development programs with our existing collaborators.  One such collaborator, Schering-Plough, has advised us that it plans to exercise its right to reduce by 41% (or approximately $1.1 million per calendar quarter) its funding of our FTEs effective August 2005.  We are also highly dependent on our ability to successfully, cost effectively and timely develop, introduce and market new collaborative arrangements. On a quarterly basis, our future operating results are likely to be highly volatile because they depend upon our receipt of milestone payments from our collaborators. We may not receive milestone payments on a regular basis or at all. In addition, our ability to achieve profitability will be significantly impacted by the increased level of investment we have determined to make in our internal proprietary programs in the future as well as the results of those programs. We believe that we may incur higher sales, general and administrative costs than the historical amounts reflected in the financial statements since we are now operating as an independent public company. There is no assurance that we will ever achieve profitable operations, or that profitable operations, if achieved, could be sustained on a continuing basis.

Critical Accounting Policies

The preparation of our financial statements and disclosures involve the use of judgments and estimates. We believe the following critical accounting policies involve significant judgments and estimates used.

Revenue Recognition-Contract revenue is recognized either (i) on a percentage of completion basis, for contracts specifying payment for services over a given period, or (ii) as services are performed under the agreement for contracts specifying payment on a full-time employee basis.

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

Long-Lived Assets-We review long-lived assets, including leasehold improvements, property and equipment, and acquired technology rights, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This requires us to estimate future cash flows related to these assets. Actual results could differ from these estimates, which may affect the carrying amount of assets and the actual amortization expense. As of March 31, 2005, we had long-lived assets with a net book value of $11.5 million.

Certain Risks Related to Our Business

As further described herein, our performance and financial results are subject to risks and uncertainties including, but not limited to, the following specific risks:

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Our revenue is highly concentrated in our largest collaborators and the termination of our collaboration with any of these collaborators would have a material adverse effect on our business as it is currently conducted, financial condition and results of operations.

During the three months ended March 31, 2005, we earned approximately $4.8 million, or 84% of our revenue, under our research collaboration agreements with two collaborators, Schering-Plough and N.V. Organon.  During the three months ended March 31, 2005, we earned approximately $3.6 million, or 64% of our revenue, under our research collaboration agreements with Schering-Plough, one of our longest-standing collaborative partners. In the third quarter of 2003, we entered into new drug discovery collaborations with Schering-Plough, which continued certain existing programs and implemented a number of new activities. The new agreements continue our collaboration with Schering-Plough through at least August 2006.  Under the new agreements, we receive research funding on an FTE basis which is recognized as revenue as services are performed.  Schering-Plough was obligated to fund a specified number of our FTEs in the first year.  Subsequently, based on the initial screening results Schering-Plough decided to focus on optimization programs and terminated our screening activities on Schering-Plough’s behalf. This decision resulted in an approximately 11% reduction of the number of our FTEs whom Schering-Plough was obligated to fund. Additionally we may receive milestone payments upon the successful achievement of preclinical and clinical milestones. Milestone payments will be recognized as revenue to the extent that milestones are achieved. Upon successful commercialization of most products resulting from this relationship, we will be entitled to receive royalties on sales of those products.  Pursuant to the terms of the 2003 agreements, Schering-Plough has advised us that it intends to reduce its FTE funding by an additional 41% (or approximately $1.1 million per calendar quarter) effective August 2005. Discussions have been initiated regarding the possible extension or modification of the 2003 agreements.  There can be no assurance that the 2003 agreements will be extended beyond August 2006 or that funding will be maintained at current or expected reduced August 2005 levels beyond August 2006 either in the aggregate or on an FTE basis.  In light of the significance to us of the Schering-Plough relationship, the expiration or termination of our collaborative agreements or our failure to extend, modify or replace the 2003 agreements would have a material adverse effect on our business as it is currently conducted, our financial condition and results of operations because of the resulting decrease in our revenue.

During the quarter ended March 31, 2005, we earned approximately $1.2 million, or 20% of our revenue, under our research collaboration agreements with N.V. Organon, our second largest customer. The principal agreement with Organon, entered into in February 2002, has a stated term of five years; however, Organon has the right to terminate the agreement if we are unable to deliver compounds meeting the criteria specified in the agreement. We have already delivered the first such compound required under this agreement to Organon. A second deliverable time point occurs in 2005. If we are unable to deliver compounds meeting the criteria specified in the agreement, Organon has the right to terminate the agreement. There can be no assurance that these compounds will be compliant or will be delivered before the enumerated date. The termination of this agreement would have a material adverse effect on our business as it is currently conducted, our financial condition and results of operations because of the resulting decrease in our revenue.

The development of our products is at an early stage and is uncertain.

Drug development is a highly uncertain process. Our approach and technology may never result in a commercial drug. None of our compounds are contained in products that have received regulatory approval for commercial sale, and currently we have only four candidates with respect to which our collaborators have initiated clinical trials (i.e., human testing). All of our therapeutic candidates, including these clinical candidates, face the substantial risks of failure inherent in the drug development process. Any potential pharmaceutical product emanating from one of our internal or collaborative programs must satisfy rigorous standards of safety and efficacy before the United States Food and Drug Administration (FDA) and foreign regulatory authorities will approve them for commercial use. To satisfy these standards, significant additional research, preclinical studies (i.e., animal testing) and clinical trials will be required.

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

We anticipate that our capital resources, including our existing cash, cash equivalents and marketable securities as of March 31, 2005 of approximately $35.3 million, will be adequate to fund our operations at their current levels at least through 2006. However, changes may occur that would consume available capital resources before that time. While we are unaware of a specific reason that any factor will have a material impact on our capital requirements, examples of relevant factors include:

•      changes in our existing collaborative relationships, including the revenues we receive in connection with those relationships;

•      our internal proprietary drug discovery activities;

•      the costs associated with drug discovery services;

•      acquisitions of other businesses or technologies;

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

On August 23, 2004, Columbia University Science and Technology Ventures (“Columbia”) provided us with a notice of material breach of the License Agreement, dated July 16, 1993 and as amended October 6, 1995, among us, the Trustees of Columbia University in the City of New York and Cold Spring Harbor Laboratory (the “Agreement”) arising from an alleged underpayment by us of certain royalties under the Agreement. In correspondence initiated by Columbia, the amount of the alleged underpayment has been estimated to be at least $1.12 million for the period from July 1, 2001 through June 30, 2003. We do not believe that we have underpaid the royalties at issue or that we are in material breach under the Agreement. The Agreement covers our core tagging technology used in our proprietary combinatorial chemistry encoding technology, ECLiPS®.

The parties have a mutual obligation under the terms of the Agreement to negotiate in good faith to resolve the dispute. Because of the alleged material breach of the Agreement, Columbia and Cold Spring Harbor assert they can terminate our license under the agreement.  However, as a result of the discussions that have taken place to date, Columbia and Cold Spring Harbor have agreed not to seek to terminate our license under the Agreement earlier than May 23, 2005.  While we are in the process of negotiating a resolution of this matter, in accordance with FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss” we recorded a charge of $1.0 million in the year ended December 31, 2004 for the probable financial outcome of this resolution.  This amount is included in accrued liabilities on our balance sheet as of March 31, 2005.

Disputes of this type are often extremely expensive, highly uncertain and divert management’s attention and resources.

Our stock price may be volatile, and your investment in our stock could decline in value.

The market price for our common stock has been highly volatile and may continue to be highly volatile in the future.  During quarter ended March 31, 2005 the closing price was $4.87 per share at its low point in March 2005 and $5.81 per share at its high point in January 2005.  Our quarterly operating results, changes in general conditions in the economy or the financial markets, and other developments affecting our competitors or us could cause the market price of our common stock to fluctuate substantially.  In recent years, the stock market has experienced significant price and volume fluctuations.

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

•      reduction, termination or expiration of our collaborations;

•      announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures;

•      announcements of technological innovations or new commercial products by our competitors or us;

•      developments concerning proprietary rights, including patents;

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

For the quarterly period ended March 31, 2005, we had a net loss of approximately $4.6 million. For the fiscal years ended December 31, 2004, 2003 and 2002, we had net losses of approximately $17.4 million, $2.8 million and $2.1 million, respectively.

The net loss for the fiscal year ended December 31, 2004 included restructuring and other charges of $5.9 million.  Continuing net losses may limit our ability to fund our operations, and we may not generate income from operations in the future.

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

We are subject to risks associated with the operation of an international business

For the three months ended March 31, 2005, approximately 55% of our revenue was derived from customers outside the United States. During that period, approximately 54% of our revenue was derived from customers in Europe, and approximately 1% was derived from customers in the Asia/Pacific region. We anticipate that international revenue will continue to account for a significant percentage of our overall revenue. While we are unaware of a specific reason that any of the following factors will have a material impact on our revenue, our international operations are subject to the risk factors inherent in the conduct of international business, including:

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

Although Accelrys, Inc. (formerly Pharmacopeia, Inc.) was operated exclusively as a chemistry-based collaborative drug discovery business prior to its acquisition of its software business, prior to the distribution, our management team had not recently operated our company as a public, stand-alone company. We have a board of directors appointed by Accelrys, most of whom previously served on the board of directors of Accelrys prior to the distribution. Our ability to satisfy our obligations will be solely dependent upon the future performance of the businesses we own and operate, and we will not be able to rely upon the financial and other resources and cash flows of those business lines remaining with Accelrys.  Since we only have a limited operating history as a separate entity, it will be difficult to accurately forecast our future revenue and other operating results.

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

Historically, all of our financing was done by Accelrys at the parent level. We anticipate that our capital resources, including our existing cash, cash equivalents and marketable securities as of March 31, 2005 of approximately $35.3 million, will be adequate to fund our operations at their current levels at least through 2006.  Any future financing that we need to obtain will have to be raised on a stand-alone basis without reference to or reliance on Accelrys’ financial condition and will be based upon our balance sheet.  In addition, we may be required to agree to abide by restrictive covenants that may limit our ability to do business as a condition to securing debt or equity financing.  We may not be able to secure adequate debt or equity financing on desirable terms or at all.  We have less financial and other resources than Accelrys had prior to the distribution.  Our ability to obtain financing, and the terms thereof, will in large part depend on our financial condition and performance.  There can be no assurance that we will be able to obtain financing.  The cost to us of stand-alone financing may be materially higher than the cost of financing that we incurred as part of Accelrys.

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

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio since we have minimal debt.  We ensure the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk.  We mitigate default risk by investing in investment grade securities.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2005.

Item 4. Controls and Procedures

For the quarterly period ending March 31, 2005 we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President, Finance (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report.  Based upon this evaluation, our President and Chief Executive Officer and our Vice President, Finance concluded that as of March 31, 2005, our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Our management, including our President and Chief Executive Officer and Vice President, Finance, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud.  A control system, no matter how well designed and operated, cannot provide assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Additionally, our President and Chief Executive Officer and Vice President, Finance determined that there were no changes in our internal control over financial reporting during the quarterly period ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

Presently, we are not party to any litigation.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information

On January 6, 2005, we entered into a letter agreement with David M. Floyd, Ph.D.  Under this letter agreement, Dr. Floyd agreed to assume the position of our Executive Vice President, Discovery and Chief Scientific Officer.  Dr. Floyd is entitled to an annual base salary of $275,000, subject to adjustment after 2005.  Dr. Floyd also is eligible to earn a bonus equal to 35% of his base salary upon achievement of individual and corporate objectives.  Upon commencement of his employment, Dr. Floyd was granted an option to purchase 150,000 shares of our common stock.  These options are incentive stock options to the extent permitted by applicable law and vest 25% after one year and monthly thereafter for the next 36 months.  All of Dr. Floyd’s options will vest upon a change in control of the Company.  We also agreed to pay reasonable fees up to $2,000 associated with Dr. Floyd negotiating his agreement with us.

On January 7, 2005, we entered into a severance agreement with Dr. Floyd.  In the event Dr. Floyd’s employment with us is terminated without “cause” (as defined in the severance agreement) or Dr. Floyd terminates for “good reason” (as defined in the severance agreement), then Dr. Floyd is entitled, in addition to all accrued, unpaid base salary and benefits, to (1) a lump sum payment of one year’s base salary, (2) within 30 days after the termination date, a pro rata portion of his target incentive bonus for the calendar year in which the termination occurred, based on the number of full months employed during the year, (3) continuation of group medical coverage until the earlier of one year following termination date or until Dr. Floyd has obtained comparable medical coverage, and (4) immediate vesting of options or other incentive securities pursuant to the terms of the option agreement or other severance agreements under which granted.  Dr. Floyd must execute a release to receive payments under his severance agreement.  During his employment and for a one year period after termination, Dr. Floyd may not compete with us, solicit or divert any business or any customer from us, cause any person to not do business with us or solicit for employment a current employee or consultant of ours.  In the event of termination due to disability, Dr. Floyd will receive only those benefits provided under our Long Term Disability Plan and his stock options will be treated under the Disability section of the 2004 Stock Incentive Plan.  If Dr. Floyd is terminated in connection with a change in control, then he will receive (1) all unpaid compensation and benefits accrued up to termination date, (2) lump sum of one and one-half times his annual base salary in effect on termination date, (3) lump sum of one and one half times his Target Incentive Bonus, (4) group medical continuation coverage until the earlier of 18 months after termination date or the date Dr. Floyd obtains comparable medical coverage, and (5) all unvested stock options or any other unvested incentive securities vest immediately and must be exercised by the earlier of one year following termination date or the expiration of the option term.

On February 8, 2005, we entered into a severance agreement with Brian M. Posner, our Vice President, Finance.  In the event that Mr. Posner is terminated by us without “cause” (as defined in the severance agreement) during the one year period beginning on the employment start date of a new chief financial officer, Mr. Posner will receive (1) any accrued and unpaid base salary and benefits up to the termination date, (2) six month base salary continuation, (3) group medical coverage continuation for twelve months following termination date or until Mr. Posner obtains comparable medical coverage elsewhere, (4) outplacement services up to $10,000, and (5) assurance that the exercise period for any options or awards will end on the earlier of six months from the termination date or the termination of term of such option or award.  Mr. Posner must execute a release to receive payments under his severance agreement.  During his employment and for a six month period after termination, Mr. Posner may not compete with us, solicit or divert any business or any customer from us, cause any person to not do business with us or solicit for employment a current employee or consultant of ours.

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

PHARMACOPEIA DRUG DISCOVERY, INC.

Date: May 16, 2005	By:	/s/ Leslie J. Browne, Ph.D.
Leslie J. Browne, Ph.D.
President and Chief Executive Officer

	By:	/s/ Brian M. Posner
Brian M. Posner
Vice President, Finance

PHARMACOPEIA DRUG DISCOVERY, INC.

INDEX TO EXHIBITS

No.	EXHIBIT

31.1	Section 302 Certification of the Principal Executive Officer

31.2	Section 302 Certification of the Principal Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer

32.2	Section 906 Certification of the Principal Financial Officer