Form 10-Q
period 2005-06-30
PHARMACOPEIA DRUG DISCOVERY INC
filed 2005-08-05
CIK 1273013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 1, 2005
Common Stock, $0.01 par value	14,938,271

PHARMACOPEIA DRUG DISCOVERY, INC.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements

Pharmacopeia Drug Discovery, Inc.

Balance Sheets

(Amounts in thousands, except share and per share data)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,601	$20,173
Marketable securities	19,114	20,712
Accounts receivable	650	1,062
Prepaid expenses and other current assets	777	1,062
Total current assets	34,142	43,009

Property and equipment, net	10,986	11,725
Deferred compensation assets due from Accelrys, Inc.	—	2,140
Deferred compensation plan	2,061	—
Other assets	173	131
Total assets	$47,362	$57,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,921	$1,414
Accrued liabilities	2,636	2,874
Restructuring reserve, current portion	2,083	2,462
Deferred revenue, current portion	3,604	3,501
Total current liabilities	10,244	10,251

Deferred compensation plan	2,061	2,140
Restructuring reserve, long-term	—	906

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 12,468,271 and 12,354,695 shares issued and outstanding, respectively	125	123
Additional paid-in capital	50,920	50,263
Accumulated deficit	(15,585)	(6,235)
Accumulated other comprehensive loss	(200)	(175)
Deferred compensation	(203)	(268)
Total stockholders’ equity	35,057	43,708
Total liabilities and stockholders’ equity	$47,362	$57,005

See accompanying notes to these unaudited financial statements.

Pharmacopeia Drug Discovery, Inc.

Statements of Operations

(Amounts in thousands, except share and per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net revenue	$5,231	$5,107	$10,922	$10,476

Collaborative research and development expense	4,616	4,985	10,242	10,535
Proprietary research and development expense	2,455	1,385	4,696	2,774
Sales, general and administrative expense	3,163	2,244	5,826	4,663
Restructuring and other charges	—	—	—	5,947
Interest and other income, net	(297)	(56)	(506)	(59)
	9,937	8,558	20,258	23,860
Loss before income taxes	(4,706)	(3,451)	(9,336)	(13,384)
Provision for income taxes	4	10	14	13
Net loss	$(4,710)	$(3,461)	$(9,350)	$(13,397)

Net loss per share:
• Basic and diluted	$(0.38)	$(0.28)	$(0.75)	$(1.10)

Weighted average number of common stock outstanding:
• Basic and diluted	12,427,767	12,179,890	12,390,660	12,167,821

See accompanying notes to these unaudited financial statements.

Pharmacopeia Drug Discovery, Inc.

Statements of Cash Flows

(Amounts in thousands)

	For the Six Months
	Ended June 30,
	2005	2004
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,350)	$(13,397)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,175	906
Contibution of stock to 401(k) Plan	203	65
Amortization of deferred compensation	65	34
Accelerated vesting of options	191	—
Changes in assets and liabilities:
Accounts receivable	412	531
Prepaid expenses and other current assets	285	(40)
Other assets	(42)	—
Accounts payable	507	(1,586)
Accrued liabilities	(238)	358
Restructuring reserve	(1,285)	4,956
Deferred revenue	103	54
Net cash used in operating activities	(7,974)	(8,119)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(436)	(5,629)
Purchases of marketable securities	(5,525)	(6,171)
Proceeds from sales/maturities of marketable securities	7,098	19,187
Net cash provided by investing activities	1,137	7,387
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	218	192
Investment by Accelrys, Inc.	47	13,467
Net cash provided by financing activities	265	13,659
Net (decrease) increase in cash and equivalents	(6,572)	12,927
Cash and equivalents, beginning of period	20,173	524
Cash and equivalents, end of period	$13,601	$13,451

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income tax	$57	$3

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

Pharmacopeia creates and delivers therapeutics to address significant medical needs. Using proprietary technologies and processes, Pharmacopeia identifies, optimizes, and develops novel drug candidates through its own internally funded drug discovery programs and in collaboration with major pharmaceutical and biotechnology companies.  These internal programs are primarily focused on immunobiology and immunological diseases. Pharmacopeia’s later stage portfolio currently comprises multiple partnered programs that have been advanced into human clinical trials, with further programs in late-stage pre-clinical development.  Additionally, Pharmacopeia has four lead internal programs in advanced preclinical optimization and multiple partnered programs in discovery.

For periods prior to the distribution date, Pharmacopeia’s financial statements were derived from the financial statements and accounting records of Accelrys using the historical results of operations and historical basis of the assets and liabilities of the Company’s business. For periods prior to the distribution date, such financial statements included allocations of certain Accelrys corporate headquarter assets, liabilities and expenses relating to the Company’s business that have been transferred to the Company from Accelrys. General corporate overhead was allocated based on the Company’s revenue as a percentage of Accelrys total revenue. General corporate overhead primarily includes salaries and expenses for executive management, finance, legal, human resources, information services and investor relations, and was $131 thousand for the quarter ended June 30, 2004 and $668 thousand for the six months ended June 30, 2004. These costs are included in sales, general and administrative expenses in the accompanying statements of operations.  Management believes the assumptions underlying such financial statements are reasonable. The financial statements included herein may not necessarily reflect the Company’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company during the periods presented.

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

2. Significant Collaborations

For the quarters ended June 30, 2005 and 2004, the Company’s research collaborations with Schering-Plough accounted for 49% and 57%, respectively, of revenue.  For the six months ended June 30, 2005 and 2004, the Company’s research collaborations with Schering-Plough accounted for 57% and 63%, respectively, of revenue.  In the third quarter of 2003, the Company entered into new drug discovery collaborations with Schering-Plough, which continued certain existing programs and implemented a number of new activities. The 2003 agreements continue the Company’s collaboration with Schering-Plough through August 2006.  Under the 2003 agreements the Company receives research funding on a full-time employee (FTE) basis which is recognized as revenue as services are performed.  Schering-Plough was obligated to fund a specified number of the Company’s FTEs in the first year.  Subsequently, Schering-Plough decided to focus on optimization programs and terminated the Company’s screening activities on Schering-Plough’s behalf. This decision resulted in an approximately 11% reduction of the number of the Company’s FTEs whom Schering-Plough was obligated to fund.  Schering-Plough reduced its FTE funding by an additional 41% (or approximately $1.1 million per calendar quarter) effective August 2005.  The Company may receive milestone payments upon the successful achievement of preclinical and clinical milestones. Milestone payments will be recognized as revenue to the extent that milestones are achieved. Upon any successful commercialization of most products resulting from this relationship, the Company will be entitled to receive royalties on sales of those products.  Discussions have been initiated regarding the possible extension or modification of the 2003 agreements.  There can be no assurance that the 2003 agreements will be extended beyond August 2006 or that funding will be maintained at reduced August 2005 levels beyond August 2006 either in the aggregate or on an FTE basis.

For the quarters ended June 30, 2005 and 2004, the Company’s research collaborations with N.V. Organon (“Organon”) accounted for 29% and 18%, respectively, of revenue.  For the six months ended June 30, 2005 and 2004, the Company’s research collaborations with N.V. Organon (“Organon”) accounted for 25% and 17%, respectively, of revenue.  The principal agreement with Organon, entered into in February 2002, has a stated term of five years; however, Organon has the right to terminate the agreement in December 2005 if Pharmacopeia fails to (i) deliver to Organon a cumulative total of three lead compound series and (ii) show demonstrated progress towards one additional lead compound series.  The Company has delivered to Organon three such lead compound series.  If Organon so terminates the research collaboration with the Company on or prior to December 31, 2005, Organon will be permitted to take a credit of up to $1.2 million with respect to certain milestone payments that may become due under the agreement after December 31, 2005 from Organon to the Company.  Under this agreement, Pharmacopeia receives research funding to conduct its drug discovery activities to identify and optimize new drug candidates for multiple therapeutic targets provided by Organon. This revenue is recognized on a straight-line basis over the term of the collaboration. The Company may receive milestone payments upon the successful achievement of preclinical and clinical milestones. These milestone payments will be recognized as revenue to the extent that milestones are achieved. Upon successful commercialization of any product resulting from this relationship, Pharmacopeia will be entitled to receive royalties on sales of that product.

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

4.  Segment Information

The Company classifies its business operations in one operating segment.  All of the Company’s revenues are generated from this segment.  In the quarters ended June 30, 2005 and 2004, approximately 47% and 40%, respectively, of the Company’s revenue from customers was derived from within the United States, 52% and 51%, respectively, was derived from Europe, and 1% and 9%, respectively, was derived from Asia.  In the six months ended June 30, 2005 and 2004, approximately 46% and 42%, respectively, of the Company’s revenue from customers was derived from within the United States, 53% and 52%, respectively, was derived from Europe, and 1% and 6%, respectively, was derived from Asia.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB 25.  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition.  Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company is currently evaluating the requirements of SFAS No. 123R and expects that adoption of SFAS No. 123R will have a material impact on the Company’s results of operations. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R.  The new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal period, therefore, the Company will need to be in compliance with SFAS No. 123R commencing with its fiscal year beginning January 1, 2006.  The Commission’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard.

Had the Company followed the fair value measurement provisions of SFAS 123, the following table summarizes the pro forma net loss and pro forma net loss per share that would have been recorded (in thousands, except per share data):

	Six Months Ended June 30,
	2005	2004
Net loss:
As reported	$(9,350)	$(13,397)

Add: Stock-based employee compensation expense included in reported net loss	256	$34
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,099)	$(1,051)
Pro forma	$(10,193)	$(14,414)
Basic and diluted net loss per common share:
As reported	$(0.75)	$(1.10)
Pro forma	$(0.82)	$(1.18)

The fair value of each option granted during 2005 and 2004 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004
Dividend yield	0.00%	0.00%
Expected volatility	75.00%	85.24%
Risk-free interest rate	3.86%	4.35%
Expected life (years)	5.0	5.8

6.  Restructuring

During the quarter ended March 31, 2004, the Company executed a restructuring plan for the purpose of consolidating its research and development facilities.  Also a reduction in force of six administrative Pharmacopeia employees occurred during that quarter, of whom all were terminated as of June 30, 2004.  As a result, restructuring related charges of approximately $5.9 million were accrued and recognized as operating expense during the quarter ended March 31, 2004.

The following table summarizes the activity of the accrued restructuring reserve for the six months ended June 30, 2005 (dollars in thousands):

Costs to Exit Leased Facility
Balance at December 31, 2004	$3,368
Lease payments	(1,285)
Balance at June 30, 2005	$2,083

7.  Commitments and Contingencies

On August 23, 2004, Columbia University Science and Technology Ventures provided the Company with a notice of material breach of the License Agreement (the “Original Agreement”) dated July 16, 1993 and as amended October 6, 1995 among the Company, the Trustees of Columbia University in the City of New York (“Columbia”) and Cold Spring Harbor Laboratory (“Cold Spring”) arising from an alleged underpayment by the Company of certain royalties under the Original Agreement.  Pursuant to the terms of the Original Agreement, the Company, Columbia and Cold Spring entered into good faith negotiations in an effort to resolve the dispute.

In accordance with FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”, the Company accrued and recognized as operating expense a charge of $1.0 million in the year ended December 31, 2004 for the probable outcome of the resolution.

On May 24, 2005, the parties to the Original Agreement entered into a license agreement (the “Agreement”) that amended and restated the Original Agreement.  The Agreement provides that in connection with the resolution of the dispute the Company will pay Columbia and Cold Spring an aggregate of $1.0 million dollars in two installments of $500 thousand.  The first installment was paid in June 2005. As of June 30, 2005, the remaining $500 thousand obligation to be paid to Columbia and Cold Spring, in connection with the Agreement, is included in accrued liabilities on the Company’s balance sheet.

Under the Agreement, the Company has an exclusive license for technology used in its proprietary combinatorial chemistry encoding technology, Encoded Combinatorial Libraries on Polymeric Support, or ECLiPS®.  The Agreement obligates the Company to pay a minimum annual license fee of $100 thousand to Columbia and Cold Spring.  The term of the Agreement is the later of (i) 20 years from July 16, 1993 or (ii) the expiration of the last patent relating to the technology, at which time the Company will have a fully paid license to the technology.  The license granted to the Company under the Agreement can be terminated by Columbia and Cold Spring (i) upon 30 days written notice to the Company if the Company materially breaches the Agreement and the Company fails to cure such material breach in accordance with the Agreement or (ii) if the Company commits any act of bankruptcy, becomes insolvent, files a petition under any bankruptcy or insolvency act or has any such petition filed against it that is not dismissed within 60 days.  The Company is obligated to pay royalties to Columbia and Cold Spring based upon net sales of pharmaceutical products the Company develops as well as a percentage of all other payments (such as milestones and royalties) the Company receives from customers in cases in which the Company has utilized the technology licensed from Columbia and Cold Spring.

8.  Subsequent Event – Sale of Securities

On July 28, 2005, the Company entered into purchase agreements to sell an aggregate 2,470,000 shares of newly issued common stock (the “Shares”) to institutional investors (collectively, the “Purchasers”) at a price of $3.43 per share (the “Private Placement”).  On August 1, 2005, the Company sold the Shares and realized gross proceeds of approximately $8.47 million from the Private Placement.  The Company expects net proceeds of approximately $7.63 million from the Private Placement after deducting fees payable to the placement agent and other transaction expenses.

Pursuant to the purchase agreements executed in connection with the Private Placement, the Company agreed to file a registration statement on Form S-3 with the Securities and Exchange Commission (the “Commission”) as soon as reasonably practicable, but in no event later than 10 days after the closing of the Private Placement, to register the resale of the Shares.  The Company also agreed to use its best efforts, subject to the receipt of necessary information from the Purchasers, to cause the Commission to declare the registration statement effective within 60 days after the closing of the Private Placement if the registration statement receives no Commission review or 120 days after the closing of the Private Placement if the registration statement receives Commission review (the “Required Effectiveness Date”).  In addition, the Company agreed to use its best efforts, subject to receipt of necessary information from the Purchasers, to keep the registration statement effective until the earliest of (i) 2 years after the effective date of the registration statement or (ii)  the date on which the Shares become eligible for resale pursuant to Rule 144(k) under the Securities Act of 1933, as amended (the “Securities Act”) (the “Effectiveness Period”).

If (i) the registration statement is not filed on or prior to 10 days after the closing of the Private Placement or the Company fails to file with the Commission a request for acceleration in accordance with Rule 461 promulgated under the Securities Act, within 5 trading days after the date that the Company is notified by the Commission that the registration statement will not be “reviewed,” or will not be subject to further review, (ii) the registration statement filed is not declared effective by the Commission by the Required Effectiveness Date, or (iii) after the registration statement is filed with and declared effective by the Commission, such registration statement ceases to be effective as to all the Shares to which it is required to relate at any time prior to the expiration of the Effectiveness Period without being succeeded within 10 trading days by an amendment to such registration statement or by a subsequent registration statement filed with and declared effective by the Commission, or (iv) the Company’s common stock is not listed or quoted, or is suspended from trading on, the Nasdaq National Market or the facilities of any national securities exchange on which the common stock is then traded for a period of 3 trading days (any such failure or breach being referred to as an “Event,” and the date on which such Event occurs being referred to as “Event Date”), then: (x) on each such Event Date the Company shall pay to each Purchaser an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the aggregate purchase price paid by such Purchaser pursuant to the purchase agreements; and (y) on each monthly anniversary of each such Event Date thereof (if the applicable Event shall not have been cured by such date) until the applicable Event is cured, the Company shall pay to each Purchaser an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the aggregate purchase price paid by such Purchaser pursuant to the purchase agreements.  The purchase agreements provide that such payments shall not constitute the Purchasers’ exclusive remedy for such events.  If the Company fails to pay any such liquidated damages in full within 7 days after the date payable, the Company will pay interest thereon at a rate of 10.0% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the Purchasers, accruing daily from the date such liquidated damages are due until such amounts, plus all such interest thereon, are paid in full.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding us and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact.  These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements.  These forward-looking statements include statements about the following:

•                  our intentions regarding the establishment and continuation of drug discovery and development collaborations with leading pharmaceutical and biotechnology organizations, in particular, the continuation and funding level of such continuation of our existing collaborations with Schering-Plough and N.V. Organon;

•                  our ability to build our pipeline of novel drug candidates, both through our own internally-funded drug discovery programs and third party collaborations;

•                  our ability to raise additional capital;

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

•                  our ability to acquire or invest in complementary businesses or technologies, or to in-license potential product candidates; and

•                  the distribution being tax-free to Accelrys and its stockholders for federal income tax purposes and under section 355 of the Internal Revenue Code of 1986, as amended.

In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or the negative of such terms or other similar expressions.  Factors that could cause or contribute to differences in results and outcomes include, without limitation, those discussed elsewhere in this Report in Item 2.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (including a subsection thereof entitled “Certain Risks Related to Our Business”) and discussed in our other Securities and Exchange Commission (“SEC”) filings.

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

The Company

Overview

We create and deliver therapeutics to address significant medical needs.  Using proprietary technologies and processes, we identify, optimize and develop novel drug candidates through our own internally-funded drug discovery programs and in collaboration with major pharmaceutical and biotechnology companies.  These internal programs are focused on immunobiology and immunological diseases.  Our later stage portfolio currently comprises multiple partnered programs that have been advanced into human clinical trials, with further programs in late-stage pre-clinical development.  Additionally, we have four lead internal programs in advanced preclinical optimization and multiple partnered programs in discovery.

We conduct proprietary research focused on immunobiology and immunological diseases to discover novel drug candidates with commercial potential. In contrast to our collaboration business, we fully fund these programs ourselves. Consequently we retain all intellectual property and ownership rights in any compounds discovered. At an appropriate point, we may determine to license one or more of these compounds to a third party (usually a larger pharmaceutical or biotechnology organization). Out-licensing at an appropriate point in the compound’s development would enable us to take advantage of the additional resources, expertise and technologies of the licensee company in order to further the development of the compound and would provide us with up-front fees and milestone payments, as well as recurring royalty payments if these compounds are developed into new commercial drugs. Out-licensing would convert our proprietary programs into collaborative partnerships, typically on favorable terms for us due to the reduction in the risk for the partner and the investment that we have made advancing the program to the stage at which it is licensed.

We chose to focus our internally-funded drug discovery programs on immunobiology and immunological diseases such as rheumatoid arthritis, psoriasis and other inflammatory diseases for several reasons:

•                  We believe many existing therapies for these diseases are lacking in one or more respects.  For example, methotrexate, the standard of care for rheumatoid arthritis has serious side effects while newer biologicals are costly and may have safety concerns.

•                  There are increasing commercial opportunities provided by a large, growing population of patients with immunobiological diseases including chronic and acute inflammation, autoimmune diseases, asthma and transplantation.

•                  The global market for immunosuppressant therapy for transplant patients alone is in excess of $4 billion per year, and we believe a drug developed to meet the needs of such patients is likely to also offer medical benefit and commercial opportunity in other chronic diseases with similar underlying etiologies.

•                  The last decade has seen significant progress in the understanding of the biology underlying the immune system and immune diseases and its involvement in other therapeutic segments like Alzheimer’s disease, atherosclerosis and cancer.

•                  We believe a treatment developed for one immunobiological disease may be further developed for another and, consequently, an investment in one treatment may potentially yield results for multiple treatments.

•                  We have significant internal expertise with respect to discovering drug candidates for these diseases as evidenced by our proven record of delivering candidates in these therapeutic segments to our collaborators.

In addition to our proprietary research, we have drug discovery collaborations with leading pharmaceutical companies and biotechnology companies.  In contrast to many of our partnering efforts in the past (with the key exceptions of our relationships with Schering-Plough and Organon), we now seek to establish alliances that are broad in scope and multi-year in term to deliver compounds that are further developed than in our previous collaborations; ideally compounds that are clinical candidates, as opposed to hits or leads.  We intend to deliver later-stage compounds, which are of greater value and we will seek to retain a larger share of ownership (as represented by increased royalties on net sales that may result from the program advancing to the market) in those compounds.

We contribute the following to our collaborative drug discovery programs:

•                  high and ultra high throughput screening capabilities that enable us to test hundreds of thousands to millions of  compounds per week against disease-related targets to identify active compounds that are further studied to determine if they meet the criteria of an early lead compound;

•                  pharmacological results in vitro and in vivo generated by us or through the use of contract research organizations;

•                  optimized lead compounds resulting from the iterative modification of the molecular structure of early lead compounds to increase structural novelty, potency, selectivity and pharmacokinetic properties and reduce toxicity; and

•                  potential drug candidates resulting from lead optimization studies that meet specific potency, selectivity and safety criteria possessing the appropriate pharmacokinetic properties consistent with advancement to further stages of drug discovery and development.

To date, our collaborative drug discovery efforts have resulted in the identification of four clinical compounds, which are under development by our collaborators.  We initially identified p38 kinase inhibitor lead compounds in 1997 and entered into a collaborative partnering agreement with Bristol-Myers Squibb in 1999.  This collaboration resulted in a compound that entered clinical trials in August 2003.  A second compound discovered in our laboratories, aimed at an allergic asthma indication, was the basis of a collaboration with Daiichi Pharmaceutical Co. and resulted in a drug candidate that entered clinical trials in November 2003.  A third clinical compound, which also targets a respiratory indication, was developed in collaboration with Schering-Plough and commenced clinical trials in December 2003.  The Schering-Plough relationship also produced a second compound, our fourth clinical candidate, which entered clinical trials in March 2004 for an inflammation indication.  Associated with these development programs, we have received milestone payments from each of Bristol-Myers Squibb, Daiichi and Schering-Plough and, to the extent the compounds successfully progress through clinical development, we will be entitled to receive additional milestone payments.  We are also entitled under the agreements with each of these partners to receive royalties on the commercial sale, if any, of most new drugs resulting from these collaborations.  However, numerous additional studies are required to fully assess the potential of these clinical candidates, which are proprietary to Pharmacopeia, to reach the marketplace, and the results from preclinical studies and clinical studies conducted to date with these compounds are not necessarily indicative of the results that may be obtained in future clinical studies.   In addition to the compounds in the clinic, six more programs are at various stages of preclinical development, the point at which compounds are tested for safety in animals prior to filing an Investigational New Drug application and their introduction into humans during Phase I of clinical development.

Preclinical and clinical development of drug candidates is a long, expensive and uncertain process.  Our candidates are at an early stage, as none of our compounds are contained in products that have received regulatory approval for commercial sale.  All of our compounds, including our partnered clinical candidates, face the substantial risks of failure inherent in developing drugs.  At any stage of the clinical development process, our collaborators, or we, may decide to discontinue development of our product candidates.  We do not expect that our product candidates will be commercially available for many years, if ever.  Therefore, we continue to pursue the discovery and initial development of product candidates using our integrated technology platform in both our internal and collaborative programs to implement our strategy of seeking to reduce the cost and time incurred by the pharmaceutical industry in developing drug candidates.  To date, we have not identified a therapeutic candidate that has been developed into a commercial drug and, although we have received license and milestone fees, we may never receive any royalty payments, or any additional license and milestone fees, under our current or any future collaborations.

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

As of June 30, 2005, we had cash, cash equivalents and marketable securities of $32.7 million compared to $40.9 million at December 31, 2004, representing 69% and 72% of our total assets, respectively. We invest excess cash in highly liquid investment-grade marketable securities, including corporate bonds and United States government and agency securities.

The following is a summary of selected cash flow information for the six months ended June 30, 2005 and 2004:

	Six months ended
	June 30,
	2005	2004
	(in thousands of $)
Net loss	$(9,350)	$(13,397)
Adjustments for noncash operating items	1,634	1,005

Net cash operating loss	(7,716)	(12,392)
Net change in assets and liabilities	(258)	4,273

Net cash used in operating activities	$(7,974)	$(8,119)

Net cash provided by investing activities	$1,137	$7,387

Net cash provided by financing activities	$265	$13,659

Net cash used in operating activities

Net operating cash outflows for the six months ended June 30, 2005 have resulted primarily from our operating loss due to an increase in the funding of our internal drug discovery efforts, the payment of restructuring expenses related to the 2004 consolidation of our facilities and the payment to Columbia of $500 thousand in connection with the settlement of our dispute.  Our cash flows from operating activities for the six months ended June 30, 2005 included a $750 thousand payment from Allergan received as a result of our grant to Allergan of an option to license compounds from us.

Net cash provided by investing activities

Net cash provided by investing activities for the six months ended June 30, 2005 relates primarily to the net sales and maturities of marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2005 consists of a capital contribution made to us by Accelrys and proceeds from the issuance of common stock in connection with our employee stock option and stock purchase plans.

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

On July 28, 2005, we entered into purchase agreements to sell an aggregate 2,470,000 shares of newly issued common stock (the “Shares”) to institutional investors (collectively, the “Purchasers”) at a price of $3.43 per share (the “Private Placement”).  On August 1, 2005, we sold the Shares and realized gross proceeds of approximately $8.47 million from the Private Placement.  We expect net proceeds of approximately $7.63 million from the Private Placement after deducting fees payable to the placement agent and other transaction expenses.

Pursuant to the purchase agreements executed in connection with the Private Placement, the Company agreed to file a registration statement on Form S-3 with the Securities and Exchange Commission (the “Commission”) as soon as reasonably practicable, but in no event later than 10 days after the closing of the Private Placement to register the resale of the Shares.  The Company also agreed to use its best efforts, subject to the receipt of necessary information from the Purchasers, to cause the Commission to declare the registration statement effective within 60 days after the closing of the Private Placement if the registration statement receives no Commission review or 120 days after the closing of the Private Placement if the registration statement receives Commission review (the “Required Effectiveness Date”).  In addition, the Company agreed to use its best efforts, subject to receipt of necessary information from the Purchasers, to keep the registration statement effective until the earliest of (i) 2 years after the effective date of the registration statement or (ii)  the date on which the Shares become eligible for resale pursuant to Rule 144(k) under the Securities Act of 1933, as amended (the “Securities Act”) (the “Effectiveness Period”).

If (i) the registration statement is not filed on or prior to 10 days after the closing of the Private Placement or the Company fails to file with the Commission a request for acceleration in accordance with Rule 461 promulgated under the Securities Act, within 5 trading days after the date that the Company is notified by the Commission that the registration statement will not be “reviewed,” or will not be subject to further review, (ii) the registration statement filed is not declared effective by the Commission by the Required Effectiveness Date, or (iii) after the registration statement is filed with and declared effective by the Commission, such registration statement ceases to be effective as to all the Shares to which it is required to relate at any time prior to the expiration of the Effectiveness Period without being succeeded within 10 trading days by an amendment to such registration statement or by a subsequent registration statement filed with and declared effective by the Commission, or (iv) the Company’s common stock is not listed or quoted, or is suspended from trading on, the Nasdaq National Market or the facilities of any national securities exchange on which the common stock is then traded for a period of 3 trading days (any such failure or breach being referred to as an “Event,” and the date on which such Event occurs being referred to as “Event Date”), then: (x) on each such Event Date the Company shall pay to each Purchaser an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the aggregate purchase price paid by such Purchaser pursuant to the purchase agreements; and (y) on each monthly anniversary of each such Event Date thereof (if the applicable Event shall not have been cured by such date) until the applicable Event is cured, the Company shall pay to each Purchaser an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the aggregate purchase price paid by such Purchaser pursuant to the purchase agreements.  The purchase agreements provide that such payments shall not constitute the Purchasers’ exclusive remedy for such events.  If the Company fails to pay any such liquidated damages in full within 7 days after the date payable, the Company will pay interest thereon at a rate of 10.0% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the Purchasers, accruing daily from the date such liquidated damages are due until such amounts, plus all such interest thereon, are paid in full.

We are obligated to pay approximately $2.1 million in costs in connection with a leased facility we vacated in the first quarter of 2004. The lease on this facility expires in April 2006.  We are also obligated to pay approximately $500 thousand in June 2006 in connection with the settlement of our dispute with Columbia and Cold Spring.

We anticipate that our capital resources will be adequate to fund our operations at their current levels at least through 2006. However, there can be no assurance that changes will not occur that would consume available capital resources before then. Our capital requirements depend on numerous factors, including our ability to continue and extend existing collaborative agreements and to enter into additional arrangements.  Approximately 78% and 75% of our revenue for the three months ended June 30, 2005 and 2004, respectively, was generated from our collaborations with Schering Plough and N.V. Organon.  Approximately 82% and 80% of our revenue for the six months ended June 30, 2005 and 2004, respectively, was generated from our collaborations with Schering Plough and N.V. Organon.  The collaborations with Schering Plough are scheduled to expire in August 2006, and Schering-Plough reduced by 41% (or approximately $1.1 million per calendar quarter) its FTE funding under the 2003 agreements effective August 2005. The principal agreement with Organon, entered into in February 2002, has a stated term of five years; however, Organon has the right to terminate the agreement in December 2005 if we fail to (i) deliver to Organon a cumulative total of three lead compound series and (ii) show demonstrated progress towards one additional lead compound series.  We have delivered to Organon three such lead compound series, and management believes we have demonstrated progress towards one additional lead compound series.  If Organon so terminates the research collaboration with us on or prior to December 31, 2005, Organon will be permitted to take a credit of up to $1.2 million with respect to certain milestone payments that may become due under the agreement after December 31, 2005 from Organon to us. In addition, our capital requirements depend on competing technological and market developments, changes in our existing collaborative relationships, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights and the outcome of related litigation, the purchase of additional capital equipment, acquisitions of other businesses or technologies, and the progress of our customers’ milestone and royalty producing activities. Prior to exhausting our current capital resources, we will need to raise additional funds to finance our operating activities or enter into strategic initiatives intended to further the development of our business. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.  Our forecasts of the period of time through which our financial resources will be adequate to support our operations are forward-looking information, and actual results could vary.  The factors described earlier in this paragraph will impact our future capital requirements and the adequacy of our available funds.

Results of Operations

Three months ended June 30, 2005 and 2004

Our net revenue increased 2% to $5.2 million in the quarter ended June 30, 2005 compared to $5.1 million in the quarter ended June 30, 2004.  Net revenue consists of the funding of our collaborative research activities, as well as our receipt of milestones, success fees and license revenue if and as our discoveries progress through our collaborators’ development processes.  Net revenue for the three months ended June 30, 2005 and 2004 is summarized as follows:

	For the Three Months
	Ended June 30,
	2005	2004
	(in thousands of $)

Collaborative research funding	$4,548	$5,032
Milestones and success fees	500	—
License revenue	183	75
	$5,231	$5,107

Schering-Plough accounted for 49% and 57% of our net revenue in the three months ended June 30, 2005 and 2004, respectively.  N.V. Organon accounted for 29% and 18% of our net revenue in the three months ended June 30, 2005 and 2004, respectively.  N.V. Organon accounted for 100% of the milestone payments and success fees that we received in the three months ended June

30, 2005.  The decrease in collaborative research funding was largely due to reduced funding from our collaboration with Schering Plough.

Collaborative research and development expense includes the labor, material, equipment and allocated facilities cost of our scientific staff that is working on collaborative partnerships.  Collaborative research and development expenses decreased 7% to $4.6 million for the three months ended June 30, 2005, compared to $5.0 million for the three months ended June 30, 2004.  This decrease was due to decreased resources allocated to our collaborative partnerships.

Proprietary research and development expense includes labor, material, equipment and allocated facilities cost of scientific staff working on self-funded internal drug discovery programs. Our internal drug discovery projects are focused on the creation of new small molecule therapeutics using proprietary technologies and our proprietary collection of compounds to identify and optimize novel drug candidates. Because of the speculative nature of these internal drug discovery projects, it is not possible to estimate completion dates, or estimated costs of completion. Additionally, from time to time, depending on requirements under collaborative partnership work, certain staff and other research and development resources may be temporarily redirected to collaborative partnership work which redirection may also delay or impact the cost of internal drug discovery projects. Consistent with our strategy to increase our investment in internal drug discovery programs, proprietary research and development expenses increased 77% to $2.5 million for the three months ended June 30, 2005 compared to $1.4 million for the three months ended June 30, 2004.

Sales, general and administrative expense increased by 41% to $3.2 million for the three months ended June 30, 2005 compared to $2.2 million for the three months ended June 30, 2004.  The increase in sales, general and administrative expense is primarily attributable to the severance payable to the Company’s former Chief Operating Officer.  In connection with our severance cash payment obligations we recorded a charge of approximately $770 thousand in the quarter ending June 30, 2005.  In addition, we recorded a non-cash charge of approximately $191 thousand related to the accelerated vesting of stock options.  Also contributing to the increase were additional costs associated with our being an independent company, including salary and expenses for executive management, finance, legal, human resources, information services, investor relations, and corporate governance.  This was offset by the moving costs incurred in connection with the consolidation of our facilities.  Prior to the distribution, general corporate overhead had been allocated based on our revenue as a percentage of Accelrys’ total revenue.

Interest and other income, net increased to $297 thousand for the three months ended June 30, 2005 compared to $56 thousand for the three months ended June 30, 2004.  This increase is due to higher cash balances and yields.

We recorded an income tax provision of $4 thousand and $10 thousand for the three months ended June 30, 2005 and 2004, respectively, related to minimum state income taxes.

As a result of the net revenues and expenses described above, we generated a net loss of $4.7 million ($0.38 per basic and diluted share) for the three months ended June 30, 2005, compared to a net loss of $3.5 million ($0.28 per basic and diluted share) for the three months ended June 30, 2004.

Six months ended June 30, 2005 and 2004

Our net revenue increased 4% to $10.9 million in the six months ended June 30, 2005 compared to $10.5 million in the six months ended June 30, 2004.  Net revenue consists of the funding of our collaborative research activities, as well as our receipt of milestones, success fees and license revenue if and as our discoveries progress through our collaborators’ development processes.  Net revenue for the six months ended June 30, 2005 and 2004 is summarized as follows:

	For the Six Months
	Ended June 30,
	2005	2004
	(in thousands of $)

Collaborative research funding	$9,056	$9,339
Milestones and success fees	1,500	1,000
License revenue	366	137
	$10,922	$10,476

Schering-Plough accounted for 57% and 63% of our net revenue in the six months ended June 30, 2005 and 2004, respectively.

N.V. Organon accounted for 25% and 17% of our net revenue in the six months ended June 30, 2005 and 2004, respectively.  Schering-Plough and N.V. Organon accounted for 100% of the milestone payments and success fees that we received for the six months ended June 30, 2005 and 2004.  The decrease in collaborative research funding was due to reduced funding from our collaboration with Schering-Plough.

Collaborative research and development expense includes the labor, material, equipment and allocated facilities cost of our scientific staff that are working on collaborative partnerships.  Collaborative research and development expenses decreased 3% to $10.2 million in the six months ended June 30, 2005 compared to $10.5 million in the six months ended June 30, 2004.  This decrease was due to decreased resources allocated to our collaborative partnerships.

Proprietary research and development expense includes labor, material, equipment and allocated facilities cost of scientific staff working on self-funded internal drug discovery programs. Our internal drug discovery projects are focused on the creation of new small molecule therapeutics using proprietary technologies and our proprietary collection of compounds to identify and optimize novel drug candidates. Because of the speculative nature of these internal drug discovery projects, it is not possible to estimate completion dates, or estimated costs of completion. Additionally, from time to time, depending on requirements under collaborative partnership work, certain staff and other research and development resources may be temporarily redirected to collaborative partnership work, which redirection may also delay or impact the cost of internal drug discovery projects. Consistent with our strategy to increase our investment in internal drug discovery programs, proprietary research and development expenses increased 69% to $4.7 million in the six months ended June 30, 2005 compared to $2.8 million in the six months ended June 30, 2004.

Sales, general and administrative expense increased by 25% to $5.8 million in the six months ended June 30, 2005 compared to $4.7 million in the six months ended June 30, 2004.  The increase in sales, general and administrative expense is primarily attributable to the severance payable to the Company’s former Chief Operating Officer.  In connection with our severance cash payment obligations we recorded a charge of approximately $770 thousand in the quarter ending June 30, 2005.  In addition, we recorded a non-cash charge of approximately $191 thousand related to the accelerated vesting of stock options.  Also contributing to the increase were additional costs associated with our being an independent company, including salary and expenses for executive management, finance, legal, human resources, information services, investor relations, and corporate governance. This was offset by the moving costs incurred in the six months ended June 30, 2004, in connection with the consolidation of our facilities.  Prior to the distribution, general corporate overhead had been allocated based on our revenue as a percentage of Accelrys’ total revenue.

During the six months ended June 30, 2004, we executed a restructuring plan for the purpose of consolidating our research and development facilities. As a result, restructuring related charges of $5.9 million were accrued  and recognized as operating expense during the six months ended June 30, 2004.

Interest and other income, net increased to $506 thousand in the six months ended June 30, 2005 compared to $59 thousand in the six months ended June 30, 2004.  This increase is due to higher cash balances and yields.

We recorded an income tax provision of $14 thousand and $13 thousand in the six months ended June 30, 2005 and 2004, respectively, related to minimum state income taxes.

As a result of the net revenues and expenses described above, we generated a net loss of $9.4 million ($0.75 per basic and diluted share) in the six months ended June 30, 2005, compared to a net loss of $13.4 million ($1.10 per basic and diluted share) in the six months ended June 30, 2004.

Contractual Obligations

For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended December 31, 2004.  No material changes have occurred to contractual obligations subsequent to December 31, 2004.

Net Loss Outlook

We have had net losses in recent years and we expect to incur losses in future periods. Our net loss is highly dependent on the continued funding and success of our research and development programs with our existing collaborators.  One such collaborator, Schering-Plough, has exercised its right to reduce by 41% (or approximately $1.1 million per calendar quarter) its funding of our FTEs effective August 2005.  The principal agreement with Organon, entered into in February 2002, has a stated term of five years; however, Organon has the right to terminate the agreement in December 2005 if we fail to (i) deliver to Organon a cumulative total of three lead compound series and (ii) show demonstrated progress towards one additional lead compound series.  We have delivered to Organon three such lead compound series, and management believes we have demonstrated progress towards one additional lead compound series.  If Organon so terminates the research collaboration with us on or prior to December 31, 2005, Organon will be permitted to take a credit of up to $1.2 million with respect to certain milestone payments that may become due under the agreement after December 31, 2005 from Organon to us.  On a quarterly basis, our future operating results are likely to be highly volatile because they depend upon our receipt of milestone payments from our collaborators. We may not receive milestone payments on a regular basis or at all. In addition, our ability to achieve profitability will be significantly impacted by the increased level of investment we have determined to make in our internal proprietary programs in the future as well as the results of those programs. We believe that we may incur higher sales, general and administrative costs than the historical amounts reflected in the financial statements since we are now operating as an independent public company. There is no assurance that we will ever achieve profitable operations, or that profitable operations, if achieved, could be sustained on a continuing basis.

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

Long-Lived Assets-We review long-lived assets, including leasehold improvements, property and equipment, and acquired technology rights, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This requires us to estimate future cash flows related to these assets. Actual results could differ from these estimates, which may affect the carrying amount of assets and the actual amortization expense. As of June 30, 2005, we had long-lived assets with a net book value of $11.0 million.

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

During the six months ended June 30, 2005, we earned approximately $8.9 million, or 82% of our revenue, under our research collaboration agreements with two collaborators, Schering-Plough and N.V. Organon.  During the six months ended June 30, 2005, we earned approximately $6.2 million, or 57% of our revenue, under our research collaboration agreements with Schering-Plough, one of our longest-standing collaborative partners. In the third quarter of 2003, we entered into new drug discovery collaborations with Schering-Plough, which continued certain existing programs and implemented a number of new activities.

The 2003 agreements continue our collaboration with Schering-Plough through August 2006.  Under the 2003 agreements, we receive research funding on an FTE basis which is recognized as revenue as services are performed.  Schering-Plough was obligated to fund a specified number of our FTEs in the first year of the agreements.  Subsequently, Schering-Plough decided to focus on optimization programs and terminated our screening activities on Schering-Plough’s behalf. This decision resulted in an approximately 11% reduction of the number of our FTEs whom Schering-Plough was obligated to fund.  Schering-Plough has reduced its FTE funding by an additional 41% (or approximately $1.1 million per calendar quarter) effective August 2005.  We may receive milestone payments upon the successful achievement of preclinical and clinical milestones. Milestone payments will be recognized as revenue to the extent that milestones are achieved. Upon successful commercialization of most products resulting from this relationship, we will be entitled to receive royalties on sales of those products.   Discussions have been initiated regarding the possible extension or modification of the 2003 agreements.  There can be no assurance that the 2003 agreements will be extended beyond August 2006 or that funding will be maintained at reduced August 2005 levels beyond August 2006 either in the aggregate or on an FTE basis.  In light of the significance to us of the Schering-Plough relationship, the expiration or termination of our collaborative agreements or our failure to extend, modify or replace the 2003 agreements would have a material adverse effect on our business as it is currently conducted, our financial condition and other results of operations because of the resulting decrease in our revenue.

During the six months ended June 30, 2005, we earned approximately $2.7 million, or 25% of our revenue, under our research collaboration agreements with N.V. Organon, our second largest collaborator. The principal agreement with Organon, entered into in February 2002, has a stated term of five years; however, Organon has the right to terminate the agreement in December 2005 if we fail to (i) deliver Organon a cumulative total of three lead compound series and (ii) show demonstrated progress towards one additional lead compound series.   We have already delivered to Organon three such lead compound series, and management believes we have demonstrated progress towards one additional lead compound series.  If Organon so terminates the research collaboration with us on or prior to December 31, 2005, Organon will be permitted to take a credit of up to $1.2 million with respect to certain milestone payments that may become due under the agreement after December 31, 2005 from Organon to us.  There can be no assurance that Organon will agree with management’s belief that we have demonstrated progress towards one additional lead compound series by December 2005. The termination of this agreement would have a material adverse effect on our business as it is currently conducted, our financial condition and other results of operations because of the resulting decrease in our revenue.

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

We anticipate that our capital resources, including our existing cash, cash equivalents and marketable securities as of June 30, 2005 of approximately $32.7 million, will be adequate to fund our operations at their current levels at least through 2006. However, changes may occur that would cause us to consume available capital resources before that time. On July 28, 2005, we entered into purchase agreements to sell an aggregate 2,470,000 shares of newly issued common stock (the “Shares”) to institutional investors at a price of $3.43 per share (the “Private Placement”).  On August 1, 2005, we sold the Shares and realized gross proceeds of approximately $8.47 million from the Private Placement.  We expect net proceeds of approximately $7.63 million from the Private Placement after deducting fees payable to the placement agent and other transaction expenses.  While we are unaware of a specific reason that any factor will have a material impact on our capital requirements, examples of relevant factors include:

•                  changes in our existing collaborative relationships, including the revenues we receive in connection with those relationships;

•                  our internal proprietary drug discovery activities;

•                  acquisitions of other businesses or technologies;

•                  the costs associated with our drug discovery and development activities;

•                  penalties we may be required to pay the purchasers in the Private Placement if we fail to comply with certain covenants and obligations related to that transaction;

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

Our business is highly dependent upon the extent to which the pharmaceutical and biotechnology industries collaborate with drug discovery and development companies for one or more aspects of their drug discovery and development process.

Our revenue depends to a large extent on research and development expenditures by the pharmaceutical and biotechnology industries. Our capabilities include aspects of the drug discovery and development process that pharmaceutical companies have traditionally performed internally. Although there is a history among pharmaceutical and biotechnology companies of outsourcing drug research and development functions, this practice may not continue.

The willingness of these companies to expand or continue collaborations to enhance their research and development activities is based on certain factors that are beyond our control. While we are unaware of a specific reason that any of the following factors will have a material impact on the willingness of current or potential collaborators to expand or continue collaborations, examples of relevant factors include collaborators’ changing spending priorities among various types of research activities, their ability to hire and retain qualified scientists, their approach regarding expenditures during recessionary periods and their policies regarding the balance of research expenditures versus cost containment. Also, general economic downturns in our customers’ industries or any decrease in our customers’ research and development expenditures could harm our operations, as could increased popularity of management theories, which counsel against outsourcing of critical business functions. Continued consolidation in the pharmaceutical and biotechnology industries may further decrease the number of potential collaborators for us. In addition, the popularity of scientific thinking that disfavors expensive products, such as large diverse libraries, could negatively impact our business. Any decrease in drug discovery spending by pharmaceutical and biotechnology companies could cause our revenue to decline.

Our ability to collaborate with large pharmaceutical and biotechnology companies will depend on many factors, including our ability to:

•                        discover and develop high-quality drug candidates;

•                        identify and utilize scientists and technologies that are of the highest caliber; and

•                        achieve results in a timely fashion, with acceptable quality and at an acceptable cost.

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

The market price for our common stock has been highly volatile and may continue to be highly volatile in the future.  During the quarter ended June 30, 2005 the closing price was $4.05 per share at its low point in June 2005 and $5.32 per share at its high point in April 2005.  Our quarterly operating results, changes in general conditions in the economy or the financial markets, and other developments affecting our competitors or us could cause the market price of our common stock to fluctuate substantially.  In recent years, the stock market has experienced significant price and volume fluctuations.

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

In addition, new legislation related to health care could reduce the prices pharmaceutical and biotechnology companies can charge for drugs they sell which, in turn, could reduce the amounts that they have available for collaborative relationships with us or for the purchase of our services. If pharmaceutical and biotechnology companies decrease the resources they devote to the research and development of new drugs, the number of collaborations we conclude and the amount of and profitability of services we perform could be adversely impacted and our revenue and profitability reduced. If prices that pharmaceutical and biotechnology companies can charge for drugs they sell decrease, the royalties, if any, we receive from the sale of products would also decrease, which would reduce our revenue and profitability.

We had net losses in recent years, and our future profitability is uncertain.

During the six month period ended June 30, 2005, we had a net loss of approximately $9.4 million.  For the fiscal years ended December 31, 2004, 2003 and 2002, we had net losses of approximately $17.4 million, $2.8 million and $2.1 million, respectively.

The net loss for the fiscal year ended December 31, 2004 included restructuring and other charges of $5.9 million.  The net loss for the six months ended June 30, 2005 was due to increased corporate overhead costs, severance and our increased focus on internal research and development.  Continuing net losses may limit our ability to fund our operations, and we may not generate income from operations in the future.

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

We are subject to risks associated with the operation of an international business

In the six months ended June 30, 2005, approximately 54% of our revenue was derived from customers outside the United States. During that period, approximately 53% of our revenue was derived from customers in Europe, and approximately 1% was derived from customers in the Asia/Pacific region. We anticipate that international revenue will continue to account for a significant percentage of our overall revenue. While we are unaware of a specific reason that any of the following factors will have a material impact on our revenue, our international operations are subject to the risk factors inherent in the conduct of international business, including:

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

Our collaborative relationships involve lengthy negotiation cycles, often requiring us to expend considerable financial and personnel resources without any assurance that revenue will be recognized. These cycles typically are long for a number of reasons. Factors include the strategic nature of our partnerships, the size of many such transactions, the confidential and proprietary nature of the biological targets against which we screen our chemical compound libraries, and the unique terms typically found in each of the transactions. As a result, we may expend substantial funds and effort to negotiate agreements for collaborative arrangements, but may ultimately be unable to complete the transaction and recognize revenue. In these circumstances, our business, financial condition and results of operations will be adversely affected.

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

We do not use derivative financial instruments for trading or speculative purposes.  Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio since we have no debt.  We ensure the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk.  We mitigate default risk by investing in investment grade securities.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2005.

Item 4. Controls and Procedures

For the quarterly period ended June 30, 2005, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer, Chief Financial Officer (our principal financial officer) and our Vice President, Finance (our chief accounting officer), of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report.  Based upon this evaluation, our President and Chief Executive Officer, Chief Financial Officer and Vice President, Finance concluded that as of June 30, 2005, our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Our management, including our President and Chief Executive Officer, Chief Financial Officer and Vice President, Finance, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud.  A control system, no matter how well designed and operated, cannot provide assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Additionally, our President and Chief Executive Officer, Chief Financial Officer and Vice President, Finance determined that there were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                 Legal Proceedings

Presently, we are not party to any litigation.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                 Defaults upon Senior Securities

None.

Item 4.                 Submission of Matters to a Vote of Security Holders.

On May 5, 2005, we held our Annual Meeting of Stockholders in Princeton, New Jersey.  The following matters were submitted to a vote of security holders.

Our stockholders voted to elect the following members of our Board of Directors for terms of three years each:

Nominee	In Favor	Against	Abstain
Frank Baldino, Jr., Ph.D.	8,083,637	3,578,282	—
Leslie J. Browne, Ph.D.	9,282,795	2,379,124	—
Gary E. Costley, Ph.D.	10,802,862	859,057	—

Our directors whose terms of office continued after the meeting include two Class II directors whose term expires in 2006, Paul A. Bartlett, Ph.D. and Joseph A. Mollica, Ph.D., and three Class III directors whose term expires in 2007, Steven J. Burakoff, M.D., James J. Marino and Bruce A. Peacock.

Our stockholders voted as follows to ratify the appointment of Ernst & Young LLP as our independent certified public accountants for the fiscal year ending December 31, 2005: 11,630,103 shares were voted in favor of ratification, 30,937 shares were voted against ratification, and 878 shares abstained from voting.

Item 5.                 Other Information

None.

Item 6.                 Exhibits

Exhibits.

10.1

License Agreement, amended and restated as of July 1, 2003, among The Trustees of Columbia University in the City of New York, Cold Spring Harbor Laboratory and Pharmacopeia Drug Discovery, Inc. (1) (2)

31.1

Certification of the Principal Executive Officer of Pharmacopeia Drug Discovery, Inc. pursuant to Rule 13a-l4 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2

Certification of the Principal Financial Officer of Pharmacopeia Drug Discovery, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.3

Certification of the Chief Accounting Officer of Pharmacopeia Drug Discovery, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Chief Executive Officer of Pharmacopeia Drug Discovery, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of the Principal Financial Officer of Pharmacopeia Drug Discovery, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.3	Certification of the Chief Accounting Officer of Pharmacopeia Drug Discovery, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)                                  Filed herewith.

(2)                                  Confidential treatment has been requested for portions of this exhibit.  These portions have been omitted and submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACOPEIA DRUG DISCOVERY, INC.

Date: August 5, 2005	By:	/s/ Leslie J. Browne, Ph.D.
Leslie J. Browne, Ph.D.
President and Chief Executive Officer

	By:	/s/ Michio Soga
Michio Soga
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Brian M. Posner
Brian M. Posner
Vice President, Finance
(Chief Accounting Officer)

PHARMACOPEIA DRUG DISCOVERY, INC.

INDEX TO EXHIBITS

No.	EXHIBIT

10.1

License Agreement, amended and restated as of July 1, 2003, among The Trustees of Columbia University in the City of New York, Cold Spring Harbor Laboratory and Pharmacopeia Drug Discovery, Inc. (1) (2)

31.1	Section 302 Certification of the Principal Executive Officer (1)

31.2	Section 302 Certification of the Principal Financial Officer (1)

31.3	Section 302 Certification of the Chief Accounting Officer (1)

32.1	Section 906 Certification of the Chief Executive Officer (1)

32.2	Section 906 Certification of the Principal Financial Officer (1)

32.3	Section 906 Certification of the Chief Accounting Officer (1)

(1)	Filed herewith.

(2)	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.