Form 10-Q
period 2005-09-30
PHARMACOPEIA DRUG DISCOVERY INC
filed 2005-11-04
CIK 1273013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-50523

PHARMACOPEIA DRUG DISCOVERY, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0418085
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

P.O. Box 5350, Princeton, New Jersey	08543-5350
(Address of principal executive offices)	(Zip Code)

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

Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 1, 2005
Common Stock, $0.01 par value	14,970,996

PHARMACOPEIA DRUG DISCOVERY, INC.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements

Pharmacopeia Drug Discovery, Inc.

Balance Sheets

(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,334	$20,173
Marketable securities	20,677	20,712
Accounts receivable	740	1,062
Prepaid expenses and other current assets	749	1,062
Total current assets	36,500	43,009

Property and equipment, net	10,941	11,725
Deferred compensation assets due from Accelrys, Inc.	—	2,140
Deferred compensation plan	2,163	—
Other assets	173	131
Total assets	$49,777	$57,005

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,641	$1,414
Accrued liabilities	2,824	2,874
Restructuring reserve, current portion	1,506	2,462
Deferred revenue, current portion	3,537	3,501
Total current liabilities	9,508	10,251

Deferred compensation plan	2,163	2,140
Restructuring reserve, long-term	—	906

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 14,962,668 and 12,354,695 shares issued and outstanding, respectively	150	123
Additional paid-in capital	58,634	50,263
Accumulated deficit	(20,322)	(6,235)
Accumulated other comprehensive loss	(189)	(175)
Deferred compensation	(167)	(268)
Total stockholders' equity	38,106	43,708
Total liabilities and stockholders' equity	$49,777	$57,005

See accompanying notes to these unaudited financial statements.

Pharmacopeia Drug Discovery, Inc.

Statements of Operations

(Amounts in thousands, except share and per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net revenue	$3,908	$6,376	$14,830	$16,852

Collaborative research and development expense	4,145	5,244	14,387	15,779
Proprietary research and development expense	2,730	1,551	7,426	4,325
Sales, general and administrative expense	2,038	2,618	7,864	7,281
Restructuring and other charges	—	—	—	5,947
Interest and other income, net	(275)	(166)	(781)	(225)
	8,638	9,247	28,896	33,107
Loss before income taxes	(4,730)	(2,871)	(14,066)	(16,255)
Provision for income taxes	7	25	21	38
Net loss	$(4,737)	$(2,896)	$(14,087)	$(16,293)

Net loss per share:
- Basic and diluted	$(0.33)	$(0.24)	$(1.08)	$(1.34)

Weighted average number of common stock outstanding:
- Basic and diluted	14,264,615	12,220,495	13,023,929	12,185,379

See accompanying notes to these unaudited financial statements.

Pharmacopeia Drug Discovery, Inc.

Statements of Cash Flows

(Amounts in thousands)

	For the Nine Months
	Ended September 30,
	2005	2004
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(14,087)	$(16,293)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,712	1,312
Contribution of stock to 401(k) Plan	299	148
Amortization of deferred compensation	90	60
Accelerated vesting of options	191	—
Changes in assets and liabilities:
Accounts receivable	322	482
Prepaid expenses and other current assets	313	272
Other assets	(42)	9
Accounts payable	227	(1,567)
Accrued liabilities	(50)	1,552
Restructuring reserve	(1,862)	4,400
Deferred revenue	36	(234)
Net cash used in operating activities	(12,851)	(9,859)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(928)	(6,041)
Purchases of marketable securities	(10,536)	(16,132)
Proceeds from sales/maturities of marketable securities	10,557	30,859
Net cash (used in) provided by investing activities	(907)	8,686
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	7,872	286
Investment by Accelrys, Inc.	47	13,984
Net cash provided by financing activities	7,919	14,270
Net (decrease) increase in cash and equivalents	(5,839)	13,097
Cash and equivalents, beginning of period	20,173	524
Cash and equivalents, end of period	$14,334	$13,621

Included in the capital contribution by Accelrys upon distribution on April 30, 2004 was $41,652 of marketable securities.

See accompanying notes to these unaudited financial statements.

Pharmacopeia Drug Discovery, Inc.

Notes to Unaudited Financial Statements

1.  Background and Basis of Presentation

Pharmacopeia Drug Discovery, Inc. (“Pharmacopeia” or the “Company”) was incorporated on May 31, 2002 as a wholly owned subsidiary of Accelrys, Inc. (“Accelrys”), formerly Pharmacopeia, Inc.  On April 30, 2004 (“the distribution date”), Accelrys spun-off 100 percent of the shares of Pharmacopeia in a pro rata tax-free distribution and distributed to its stockholders of record one share of Pharmacopeia common stock for every two shares of Accelrys common stock held.  A total of 12,181,471 shares were distributed.

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

Pharmacopeia creates and delivers therapeutics to address significant medical needs.  Using proprietary technologies and processes, Pharmacopeia identifies, optimizes, and develops novel drug candidates through its own internally funded drug discovery programs and in collaboration with major pharmaceutical and biotechnology companies.  Pharmacopeia’s collaborative research efforts have resulted in a portfolio of four partnered programs that have been advanced into human clinical trials, with additional programs in late-stage pre-clinical development.  Pharmacopeia currently has four internal programs in advanced discovery in addition to multiple partnered programs in discovery.

For periods prior to the distribution date, Pharmacopeia’s financial statements were derived from the financial statements and accounting records of Accelrys using the historical results of operations and historical basis of the assets and liabilities of the Company’s business.  For periods prior to the distribution date, such financial statements included allocations of certain Accelrys corporate headquarter assets, liabilities and expenses relating to the Company’s business that have been transferred to the Company from Accelrys.  General corporate overhead was allocated based on the Company’s revenue as a percentage of Accelrys total revenue.  General corporate overhead primarily includes salaries and expenses for executive management, finance, legal, human resources, information services and investor relations, and was $668 thousand for the nine months ended September 30, 2004.  These costs are included in sales, general and administrative expenses in the accompanying statements of operations.  Management believes the assumptions underlying such financial statements are reasonable.  The financial statements included herein that include periods prior to the distribution date may not necessarily reflect the Company’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company during the periods presented.

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

2. Significant Collaborations

For the quarters ended September 30, 2005 and 2004, the Company’s research collaborations with Schering-Plough accounted for 51% and 61%, respectively, of revenue.  For the nine months ended September 30, 2005 and 2004, the Company’s research collaborations with Schering-Plough accounted for 55% and 62%, respectively, of revenue.  In the third quarter of 2003, the Company entered into new drug discovery collaborations with Schering-Plough, which continued certain existing programs and implemented a number of new activities.  The 2003 agreements continue the Company’s collaboration with Schering-Plough through August 2006.  Under the 2003 agreements the Company receives research funding which is recognized as revenue as services are performed.  Schering-Plough was obligated to fund a specified number of full-time employees (“FTEs”) in the first year of the agreement.  Subsequently, Schering-Plough decided to focus on optimization programs and terminated the Company’s screening activities on Schering-Plough’s behalf.  This decision resulted in an approximately 11% reduction of the number of the FTEs that Schering-Plough was obligated to fund.  Schering-Plough reduced its FTE funding by an additional 41% (or approximately $1.1 million per calendar quarter) effective August 2005.  The Company may receive milestone payments upon the successful achievement of preclinical and clinical milestones.  Milestone payments will be recognized as revenue to the extent that milestones are achieved. In the event of successful commercialization, if any, of most products resulting from this relationship, the Company will be entitled to receive royalties on sales of those products.  Discussions have been initiated regarding the possible modification or replacement of the 2003 agreements to continue the future funding of a number of our FTEs beyond August 2006.  There can be no assurance that the 2003 agreements will be modified or replaced or that FTE funding will be maintained at reduced August 2005 levels beyond August 2006.

For the quarters ended September 30, 2005 and 2004, the Company’s research collaborations with N.V. Organon (“Organon”) accounted for 24% and 14%, respectively, of revenue.  For the nine months ended September 30, 2005 and 2004, the Company’s research collaborations with N.V. Organon (“Organon”) accounted for 24% and 16%, respectively, of revenue.  The principal agreement with Organon, entered into in February 2002, has a stated term of five years; however, Organon had the right to terminate the agreement in December 2005 if Pharmacopeia failed to (i) deliver to Organon a cumulative total of three lead compound series and (ii) show demonstrated progress towards one additional lead compound series.  Because the Company has delivered to Organon three such lead compound series and showed such demonstrated progress, Organon no longer has such right to terminate the agreement.  Under this agreement, Pharmacopeia receives research funding to conduct its drug discovery activities to identify and optimize new drug candidates for multiple therapeutic targets provided by Organon.  This revenue is recognized on a straight-line basis over the term of the collaboration.  The Company may receive milestone payments upon the successful achievement of preclinical and clinical milestones.  These milestone payments will be recognized as revenue to the extent that milestones are achieved.  Upon successful commercialization of any product resulting from this relationship, Pharmacopeia will be entitled to receive royalties on sales of that product.

3.  Net Loss Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS 128”).  Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing the net income for the period by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.  Diluted earnings per share include the potentially dilutive effect of outstanding stock options, or other dilutive securities.  Shares outstanding for the Company for the period prior to the distribution are calculated based on the 12,181,471 shares distributed in the spin-off, adjusted for unvested restricted shares (see note 1).  Potentially dilutive common stock equivalents totaled approximately 3,219,240 and 3,101,421 shares for the nine months ended September 2005 and 2004.  The Company has a net loss for the periods presented; accordingly, the inclusion of common stock equivalents for outstanding stock options would be anti-dilutive and, therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

4.  Segment Information

The Company classifies its business operations in one operating segment.  All of the Company’s revenues are generated from this segment.  In the quarters ended September 30, 2005 and 2004, approximately 45% and 48%, respectively, of the Company’s revenue from customers was derived from within the United States, 54% and 51%, respectively, was derived from Europe, and 1% and 1%, respectively, was derived from Asia.  In the nine months ended September 30, 2005 and 2004, approximately 43% and 44%, respectively, of the Company’s revenue from customers was derived from within the United States, 56% and 52%, respectively, was derived from Europe, and 1% and 4%, respectively, was derived from Asia.

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

On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R.  The new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal period; therefore, the Company will need to be in compliance with SFAS No. 123R commencing with its fiscal year beginning January 1, 2006.  The Commission’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard.

Had the Company followed the fair value measurement provisions of SFAS 123, the following table summarizes the pro forma net loss and pro forma net loss per share that would have been recorded (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss:
As reported	$(4,737)	$(2,896)	$(14,087)	$(16,293)

Add: Stock-based employee compensation expense included in reported net loss	25	26	281	60
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(413)	(595)	(1,512)	(1,646)
Pro forma	$(5,125)	$(3,465)	$(15,318)	$(17,879)
Basic and diluted net loss per common share:
As reported	$(0.33)	$(0.24)	$(1.08)	$(1.34)
Pro forma	$(0.36)	$(0.28)	$(1.18)	$(1.47)

The fair value of each option granted is estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three and Nine Months Ended September 30,
	2005	2004
Dividend yield	0.00%	0.00%
Expected volatility	75.00%	85.24%
Risk-free interest rate	4.08%	4.35%
Expected life (years)	5.0	5.8

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

The following table summarizes the activity of the accrued restructuring reserve for the nine months ended September 30, 2005 (dollars in thousands):

Costs to Exit Leased Facility
Balance at December 31, 2004	$3,368
Lease payments	(1,862)
Balance at September 30, 2005	$1,506

7.  Commitments and Contingencies

In accordance with FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”, the Company accrued and recognized as operating expense a charge of $0.5 million for the nine months ended September 30, 2004 for the probable outcome of the resolution (which estimate changed to $1.0 million for the fiscal year ended December 31, 2004) of a dispute between the Company, on the one hand, and the Trustees of Columbia University in the City of New York (“Columbia”) and Cold Spring Harbor Laboratory (“Cold Spring”), on the other hand, in connection with the License Agreement (the “Original Agreement”) dated July 16, 1993 and as amended October 6, 1995 among them.

On May 24, 2005, the parties to the Original Agreement entered into a license agreement (the “Agreement”) that amended and restated the Original Agreement.  The Agreement provides that in connection with the resolution of the dispute the Company will pay Columbia and Cold Spring an aggregate of $1.0 million dollars in two installments of $500 thousand.  The first installment was paid in June 2005. As of September 30, 2005, the remaining $500 thousand obligation to be paid to Columbia and Cold Spring, in connection with the Agreement, is included in accrued liabilities on the Company’s balance sheet.

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

8.  Equity Financing

On July 28, 2005, the Company entered into purchase agreements to sell an aggregate 2,470,000 shares of newly issued common stock (the “Shares”) to institutional investors (collectively, the “Purchasers”) at a price of $3.43 per share (the “Private Placement”).  On August 1, 2005, the Company sold the Shares and realized gross proceeds of approximately $8.5 million from the Private Placement.  The Company realized net proceeds of approximately $7.7 million from the Private Placement after deducting fees payable to the placement agent and other transaction expenses.

Pursuant to the purchase agreements executed in connection with the Private Placement, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission (the “Commission”) to register the resale of the Shares.  The registration statement on Form S-3 was declared effective on August 26, 2005.  In addition, the Company agreed to use its best efforts, subject to receipt of necessary information from the Purchasers, to keep the registration statement effective until the earliest of (i) 2 years after the effective date of the registration statement or (ii) the date on which the Shares become eligible for resale pursuant to Rule 144(k) under the Securities Act of 1933, as amended (the “Securities Act”) (the “Effectiveness Period”).

If (i) the registration statement ceases to be effective as to all the Shares to which it is required to relate at any time prior to the expiration of the Effectiveness Period without being succeeded within 10 trading days by an amendment to such registration statement or by a subsequent registration statement filed with and declared effective by the Commission, or (ii) the Company’s common stock is not listed or quoted, or is suspended from trading on, the Nasdaq National Market or the facilities of any national securities exchange on which the common stock is then traded for a period of 3 trading days (any such failure or breach being referred to as an “Event,” and the date on which such Event occurs being referred to as “Event Date”), then: (x) on each such Event Date the Company shall pay to each Purchaser an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the aggregate purchase price paid by such Purchaser pursuant to the purchase agreements; and (y) on each monthly anniversary of each such Event Date thereof (if the applicable Event shall not have been cured by such date) until the applicable Event is cured, the Company shall pay to each Purchaser an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the aggregate purchase price paid by such Purchaser pursuant to the purchase agreements.  The purchase agreements provide that such payments shall not constitute the Purchasers’ exclusive remedy for such events.  If the Company fails to pay any such liquidated damages in full within 7 days after the date payable, the Company will pay interest thereon at a rate of 10.0% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the Purchasers, accruing daily from the date such liquidated damages are due until such amounts, plus all such interest thereon, are paid in full.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements regarding us and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact.  These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements.  These forward-looking statements include statements about the following:

•                  our intentions regarding the establishment and continuation of drug discovery and development collaborations with leading pharmaceutical and biotechnology organizations, in particular, the continuation and funding level of our existing collaborations with Schering-Plough and N.V. Organon;

•                  our ability to build our pipeline of novel drug candidates, through our own internally-funded drug discovery programs, our collaborations and in-licensing;

•                  our ability to raise additional capital;

•                  our anticipated operating results, financial condition, liquidity and capital resources;

•                  our expectations concerning the development priorities of our collaborative partners, and their ability to successfully develop compounds;

•                  our expectations concerning the legal protections afforded by U.S. and international patent laws;

•                  our beliefs as to the trends and opportunities impacting us and our industry;

•                  our estimates of the market opportunity for our product candidates;

•                  our ability to acquire or invest in complementary businesses or technologies.

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

The Company

Overview

We create and deliver therapeutics to address significant medical needs.  Using proprietary technologies and processes, we identify, optimize and develop novel drug candidates through our own internally-funded drug discovery programs and in collaboration with major pharmaceutical and biotechnology companies.  Our collaborative research efforts have resulted in a portfolio of four partnered programs that have been advanced into human clinical trials, with additional programs in late-stage pre-clinical development.  We have four internal programs in advanced discovery in addition to multiple partnered programs in discovery.

Our internal proprietary research programs are primarily focused on immunobiology and immunological diseases.  We fully fund these programs and retain intellectual property and ownership rights to any compounds discovered.  At an appropriate point, we may license one or more of these compounds or programs to a third party (probably a larger pharmaceutical or biotechnology organization).  Out-licensing at an appropriate point in the compound’s development would enable us to take advantage of the additional resources, expertise, technologies and commercial organization of the licensee company in order to further the development and commercialization of the compound and would provide us with fees and milestone payments, as well as recurring royalty payments if these compounds are developed into and marketed as new commercial drugs.  Typically, these royalty payments would be due to us for the length of the relevant patent life on a marketed drug.  We expect out-licensing could convert our proprietary programs into collaborative partnerships on terms we anticipate would be more favorable to us than our existing collaborations due to the reduction in the risk for the partner and the investment that we have made advancing the program to the stage at which it is licensed.

We focus the majority of our internally-funded drug discovery programs on immunobiology and immunological diseases such as rheumatoid arthritis, psoriasis and other inflammatory diseases for several reasons:

•                  We believe many existing therapies for these diseases are lacking in one or more respects.  For example, methotrexate, the standard of care for rheumatoid arthritis has serious side effects while newer biologicals are costly and may have safety and immunogenic concerns.

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

We are building expertise and extending our platform into preclinical and clinical development so that we can advance both internal and partnered programs into preclinical and clinical development.  In addition to our proprietary research, we have drug discovery collaborations with leading pharmaceutical companies and biotechnology companies.  In contrast to many of our partnering efforts in the past (with the key exceptions of our relationships with Schering-Plough and Organon), we now seek to establish broad, multi-year alliances with the potential to result in drug candidates in which we retain a large share of ownership. We intend to participate in the clinical development of some of the compounds that may result from these collaborations.  As a consequence, our goal is to enter into agreements in which we receive improved fees, milestone payments and royalties on net sales compared to our existing collaborations.

We currently contribute the following to collaborative drug discovery programs:

•                  high and ultra high throughput screening capabilities that enable us to test hundreds of thousands to millions of  compounds per week against disease-related targets to identify active compounds that are further studied to determine if they meet the criteria of an early lead compound;

•                  pharmacological results in vitro and in vivo;

•                  optimized lead compounds resulting from the iterative modification of the molecular structure of early lead compounds to increase structural novelty, potency, selectivity and pharmacokinetic properties and reduce toxicity; and

•                  potential drug candidates resulting from lead optimization studies that meet specific potency, selectivity and safety criteria and possessing the appropriate pharmacokinetic properties consistent with advancement to further stages of drug discovery and development.

To date, our collaborative drug discovery efforts have resulted in the identification of four clinical compounds, which are under development by our collaborators.  We initially identified p38 kinase inhibitor lead compounds in 1997 and entered into a collaborative partnering agreement with Bristol-Myers Squibb in 1999.

This collaboration resulted in a compound that entered clinical trials in August 2003.  A second compound discovered in our laboratories, aimed at an allergic asthma indication, was the basis of a collaboration with Daiichi Pharmaceutical Co. and resulted in a drug candidate that entered clinical trials in November 2003.  A third clinical compound, which also targets a respiratory indication, was developed in collaboration with Schering-Plough and commenced clinical trials in December 2003.  The Schering-Plough relationship also produced a second compound, our fourth clinical candidate, which entered clinical trials in March 2004 for an inflammation indication.  Associated with these development programs, we have received milestone payments from each of Bristol-Myers Squibb, Daiichi and Schering-Plough and, to the extent the compounds successfully progress through clinical development, we will be entitled to receive additional milestone payments.  We are also entitled under the agreements with each of these partners to receive royalties on the commercial sale, if any, of most new drugs resulting from these collaborations.  However, numerous additional studies are required to fully assess the potential of these clinical candidates before they reach the marketplace, and the results from preclinical studies and clinical studies conducted to date with these compounds are not necessarily indicative of the results that may be obtained in future clinical studies.

In addition to the compounds in the clinic, six more programs are at various stages of preclinical development, the point at which compounds are tested for safety in animals prior to filing an Investigational New Drug application and their introduction into humans during Phase I of clinical development.

Preclinical and clinical development of drug candidates is a long, expensive and uncertain process.  The drug candidates described above are at an early stage, and none has received regulatory approval for commercial sale.  Both our partnered clinical candidates and our internally-derived compounds face the substantial risk of failure inherent in drug discovery and development.  At any stage of the clinical development process, our collaborators, or we, may decide to discontinue development of our product candidates.  We do not expect that our product candidates will be commercially available for many years, if ever.  Therefore, we continue to pursue the discovery and development of product candidates using our integrated technology platform in both our internal and collaborative programs.  To date, none of the compounds to which we hold complete or partial rights has reached the stage of a commercial product and, although we have received license and milestone fees, we may never receive any royalty payments, or any additional license and milestone fees, under our current or any future collaborations.

From time to time we have considered, and we will continue to consider strategic initiatives intended to further the development of our business.  In addition, we consider opportunities to expand our product pipeline through the acquisition or in-licensing of, or investment in, product development candidates, and we intend to continue to explore and evaluate those opportunities.

Liquidity and Capital Resources

Prior to our spin-off from Accelrys, we had funded our activities primarily through Accelrys’ consolidated operations, including revenue derived from collaborative partnerships and milestone payments.  Accelrys contributed cash, cash equivalents and marketable securities such that upon consummation of the distribution on April 30, 2004, we had a cash, cash equivalents and marketable securities balance aggregating $46.5 million.

As of September 30, 2005, we had cash, cash equivalents and marketable securities of $35.0 million compared to $40.9 million at December 31, 2004, representing 70% and 72% of our total assets, respectively.  We invest excess cash in highly liquid investment-grade marketable securities, including corporate bonds and United States government and agency securities.

The following is a summary of selected cash flow information for the nine months ended September 30, 2005 and 2004:

	Nine months ended
	September 30,
	2005	2004
	(in thousands of $)
Net loss	$(14,087)	$(16,293)
Adjustments for noncash operating items	2,292	1,520

Net cash operating loss	(11,795)	(14,773)
Net change in assets and liabilities	(1,056)	4,914

Net cash used in operating activities	$(12,851)	$(9,859)

Net cash (used in) provided by investing activities	$(907)	$8,686

Net cash provided by financing activities	$7,919	$14,270

Net cash used in operating activities

Net cash operating outflows for the nine months ended September 30, 2005 have resulted primarily from our operating loss due to our funding of our proprietary internal drug discovery efforts, the payment of restructuring expenses related to the 2004 consolidation of our facilities and the payment to Columbia and Cold Spring of $500 thousand in connection with the settlement of our dispute with them.

Net cash (used in) provided by investing activities

Net cash used in investing activities for the nine months ended September 30, 2005 relates primarily to capital expenditures.  Net cash provided by investing activities for the nine months ended September 30, 2004 relates primarily to the sales and maturities of marketable securities, partially offset by expenditures for leasehold improvements undertaken in connection with the consolidation of our facilities to one location.

Net cash provided by financing activities

On July 28, 2005, we entered into purchase agreements to sell an aggregate of 2,470,000 shares of newly issued common stock (the “Shares”) to institutional investors (collectively, the “Purchasers”) at a price of $3.43 per share (the “Private Placement”).  On August 1, 2005, we sold the Shares and realized gross proceeds of approximately $8.5million from the Private Placement.  We realized net proceeds of approximately $7.7 million from the Private Placement after deducting fees payable to the placement agent and other transaction expenses.

Net cash provided by financing activities for the nine months ended September 30, 2005 also consists of a capital contribution made to us by Accelrys and proceeds from the issuance of common stock in connection with our employee stock option and stock purchase plans.

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

Pursuant to the purchase agreements executed in connection with the Private Placement we agreed to file a registration statement on Form S-3 with the Securities and Exchange Commission (the “Commission”) to register the resale of the Shares.  The registration statement on Form S-3 was declared effective on August 26, 2005.  In addition, we agreed to use our best efforts, subject to receipt of necessary information from the Purchasers, to keep the registration statement effective until the earlier of (i) 2 years after the effective date of the registration statement or (ii) the date on which the Shares become eligible for resale pursuant to Rule 144(k) under the Securities Act of 1933, as amended (the “Securities Act”) (the “Effectiveness Period”).

If (i) the registration statement ceases to be effective as to all the Shares to which it is required to relate at any time prior to the expiration of the Effectiveness Period without being succeeded within 10 trading days by an amendment to such registration statement or by a subsequent registration statement filed with and declared effective by the Commission, or (ii) our common stock is not listed or quoted, or is suspended from trading on, the Nasdaq National Market or the facilities of any national securities exchange on which the common stock is then traded for a period of 3 trading days (any such failure or breach being referred to as an “Event,” and the date on which such Event occurs being referred to as “Event Date”), then: (x) on each such Event Date we shall pay to each Purchaser an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the aggregate purchase price paid by such Purchaser pursuant to the purchase agreements; and (y) on each monthly anniversary of each such Event Date until the applicable Event is cured, we shall pay to each Purchaser an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the aggregate purchase price paid by such Purchaser pursuant to the purchase agreements.  The purchase agreements provide that such payments shall not constitute the Purchasers’ exclusive remedy for such events.  If we fail to pay any such liquidated damages in full within 7 days after the date payable, the Company will pay interest thereon at a rate of 10.0% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the Purchasers, accruing daily from the date such liquidated damages are due until such amounts, plus all such interest thereon, are paid in full.

We are obligated to pay approximately $1.5 million in costs in connection with a leased facility we vacated in the first quarter of 2004.  The lease on this facility expires in April 2006.  We are also obligated to pay approximately $500 thousand in June 2006 in connection with the settlement of our dispute with Columbia and Cold Spring.

We anticipate that our capital resources will be adequate to fund our operations at their current levels at least through 2006. However, there can be no assurance that changes will not occur that would consume available capital resources before then.

Our capital requirements depend on numerous factors, including our ability to continue and extend existing collaborative agreements and to enter into additional arrangements.  Approximately 75% and 75% of our revenue for both three months periods ended September 30, 2005 and 2004, was generated from our collaborations with Schering Plough and N.V. Organon.  Approximately 79% and 78% of our revenue for the nine months ended September 30, 2005 and 2004, respectively, was generated from our collaborations with Schering Plough and N.V. Organon.

The collaborations with Schering Plough are scheduled to expire in August 2006, and Schering-Plough reduced by 41% (or approximately $1.1 million per calendar quarter) its FTE funding under the 2003 agreements effective August 2005. Discussions have been initiated regarding the possible modification or replacement of the 2003 agreements to continue the future funding of a number of our FTEs beyond August 2006.  There can be no assurance that the 2003 agreements will be modified or replaced or that FTE funding will be maintained at reduced August 2005 levels beyond August 2006.  In light of the financial significance to us of the Schering-Plough relationship, the expiration or termination of or our failure to modify or replace the 2003 agreements would have a material adverse effect on our financial condition and our results of operations because of the resulting decrease in our revenue.  If adequate funds from sources other than Schering-Plough do not become available, we may be required to curtail operations significantly or obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, programs or potential markets.

The principal agreement with Organon, entered into in February 2002, has a stated term of five years; however, Organon had the right to terminate the agreement in December 2005 if we failed to (i) deliver to Organon a cumulative total of three lead compound series and (ii) show demonstrated progress towards one additional lead compound series.  Because we have delivered to Organon three such lead compound series and showed such demonstrated progress, Organon no longer has such right to terminate the agreement.

In addition, our capital requirements depend on competing technological and market developments, changes in our existing collaborative relationships, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights and the outcome of related litigation, the purchase of additional capital equipment, acquisitions of other businesses or technologies, and the progress of our collaborators’ milestone and royalty producing activities.  Prior to exhausting our current capital resources, we will need to raise additional funds to finance our operating activities or enter into strategic initiatives intended to further the development of our business.  There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.  Our forecasts of the period of time through which our financial resources will be adequate to support our operations are forward-looking information, and actual results could vary.  The factors described earlier in this section will impact our future capital requirements and the adequacy of our available funds.

Results of Operations

This section should be read in conjunction with the discussion under “Liquidity and Capital Resources”.

Three months ended September 30, 2005 and 2004

Our net revenue decreased 39% to $3.9 million in the quarter ended September 30, 2005 compared to $6.4 million in the quarter ended September 30, 2004.  Net revenue consists of the funding of our collaborative research activities, as well as our receipt of milestones, success fees and license revenue if and as our discoveries progress through our collaborators’ development processes.  Net revenue for the three months ended September 30, 2005 and 2004 is summarized as follows:

	For the Three Months Ended September 30,
	2005	2004
	(in thousands of $)

Collaborative research funding	$3,758	$4,801
Milestones and success fees	—	1,450
License revenue	150	125
	$3,908	$6,376

Schering-Plough accounted for 51% and 61% of our net revenue in the three months ended September 30, 2005 and 2004, respectively.  N.V. Organon accounted for 24% and 14% of our net revenue in the three months ended September 30, 2005 and 2004, respectively.  The decrease in collaborative research funding was largely due to reduced funding from our collaborations with Schering Plough.  Our milestone and success fee revenue for the three months ended September 30, 2004 was from our collaborations with Schering-Plough and Neurocrine.

Collaborative research and development expense includes the labor, material, equipment and allocated facilities cost of our scientific staff that is working on collaborative partnerships.  Collaborative research and development expenses decreased 21% to $4.1 million for the three months ended September 30, 2005, compared to $5.2 million for the three months ended September 30, 2004.  This decrease was due to decreased resources allocated to our collaborative partnerships.

Proprietary research and development expense includes labor, material, equipment and allocated facilities cost of scientific staff working on self-funded internal drug discovery programs.  Our internal drug discovery projects are focused on the creation of new small molecule therapeutics using proprietary technologies and our proprietary collection of compounds to identify and optimize novel drug candidates.  Because of the speculative nature of these internal drug discovery projects, it is not possible to estimate completion dates, or estimated costs of completion.  Additionally, from time to time, depending on certain staff and other research and development resources may be temporarily redirected from one project to another, which redirection may also delay or impact the cost of internal drug discovery projects.  Consistent with our strategy to increase our investment in internal drug discovery programs, proprietary research and development expenses increased 76% to $2.7 million for the three months ended September 30, 2005 compared to $1.6 million for the three months ended September 30, 2004.

Sales, general and administrative expense decreased by 22% to $2.0 million for the three months ended September 30, 2005 compared to $2.6 million for the three months ended September 30, 2004.  Sales, general and administrative expense for the three months ended September 30, 2004 included a charge of $500 thousand in connection with our dispute with Columbia and Cold Spring.

Interest and other income, net increased to $275 thousand for the three months ended September 30, 2005 compared to $166 thousand for the three months ended September 30, 2004.  This increase is due to higher yields.

We recorded an income tax provision of $7 thousand and $25 thousand for the three months ended September 30, 2005 and 2004, respectively, related to minimum state income taxes.

As a result of the net revenues and expenses described above, we generated a net loss of $4.7 million ($0.33 per basic and diluted share) for the three months ended September 30, 2005, compared to a net loss of $2.9 million ($0.24 per basic and diluted share) for the three months ended September 30, 2004.

Nine months ended September 30, 2005 and 2004

Our net revenue decreased 12% to $14.8 million in the nine months ended September 30, 2005 compared to $16.9 million in the nine months ended September 30, 2004.  Net revenue consists of the funding of our collaborative research activities, as well as our receipt of milestones, success fees and license revenue if and as our discoveries progress through our collaborators’ development processes.  Net revenue for the nine months ended September 30, 2005 and 2004 is summarized as follows:

	For the Nine Months Ended September 30,
	2005	2004
	(in thousands of $)

Collaborative research funding	$12,814	$14,140
Milestones and success fees	1,500	2,450
License revenue	516	262
	$14,830	$16,852

Schering-Plough accounted for 55% and 62% of our net revenue in the nine months ended September 30, 2005 and 2004, respectively.

N.V. Organon accounted for 24% and 16% of our net revenue in the nine months ended September 30, 2005 and 2004, respectively.  Schering-Plough and N.V.  Organon accounted for 100% of the milestone payments and success fees that we received for the nine months ended September 30, 2005 and 2004.  The decrease in collaborative research funding was largely due to reduced funding from our collaboration with Schering-Plough.

Collaborative research and development expense includes the labor, material, equipment and allocated facilities cost of our scientific staff that is working on collaborative partnerships.  Collaborative research and development expenses decreased 9% to $14.4 million in the nine months ended September 30, 2005 compared to $15.8 million in the nine months ended September 30, 2004.  This decrease was due to decreased resources allocated to our collaborative partnerships.

Proprietary research and development expense includes labor, material, equipment and allocated facilities cost of scientific staff working on self-funded internal drug discovery programs.  Our internal drug discovery projects are focused on the creation of new small molecule therapeutics using proprietary technologies and our proprietary collection of compounds to identify and optimize novel drug candidates.  Because of the speculative nature of these internal drug discovery projects, it is not possible to estimate completion dates, or estimated costs of completion.  Additionally, from time to time, depending on certain staff and other research and development resources may be temporarily redirected from one project to another which redirection may also delay or impact the cost of internal drug discovery projects.  Consistent with our strategy to increase our investment in internal drug discovery programs, proprietary research and development expenses increased 72% to $7.4 million in the nine months ended September 30, 2005 compared to $4.3 million in the nine months ended September 30, 2004.

Sales, general and administrative expense increased by 8% to $7.9 million in the nine months ended September 30, 2005 compared to $7.3 million in the nine months ended September 30, 2004.  The increase in sales, general and administrative expense is primarily attributable to the severance payable to our former Chief Operating Officer and Executive Vice President, Human Resources.  In connection with our severance cash payment obligations we recorded a charge of approximately $838 thousand in the nine months ended September 30, 2005.  In addition, we recorded a non-cash charge of approximately $191 thousand related to the accelerated vesting of stock options.  Also contributing to the increase were additional costs associated with our being an independent company, including salary and expenses for executive management, finance, legal, human resources, information services, investor relations, and corporate governance.  Prior to the distribution, general corporate overhead had been allocated based on our revenue as a percentage of Accelrys’ total revenue.  This increase was offset by the moving costs incurred in the nine months ended September 30, 2004 in connection with the consolidation of our facilities and a charge of $500 thousand in connection with our dispute with Columbia and Cold Spring also recorded in the nine months ended September 30, 2004.

During the nine months ended September 30, 2004, we executed a restructuring plan for the purpose of consolidating our research and development facilities.  As a result, restructuring related charges of $5.9 million were accrued and recognized as operating expense during the nine months ended September 30, 2004.

Interest and other income, net increased to $781 thousand in the nine months ended September 30, 2005 compared to $225 thousand in the nine months ended September 30, 2004.  This increase is due to higher cash balances and yields.

We recorded an income tax provision of $21 thousand and $38 thousand in the nine months ended September 30, 2005 and 2004, respectively, related to minimum state income taxes.

As a result of the net revenues and expenses described above, we generated a net loss of $14.1 million ($1.08 per basic and diluted share) in the nine months ended September 30, 2005, compared to a net loss of $16.3 million ($1.34 per basic and diluted share) in the nine months ended September 30, 2004.

Contractual Obligations

For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended December 31, 2004.  No material changes have occurred to contractual obligations subsequent to December 31, 2004.

Net Loss Outlook

We have had net losses in recent years and we expect to incur losses in future periods.  Our net loss is highly dependent on the continued funding and success of our research and development programs with our existing collaborators.  One such collaborator, Schering-Plough, has exercised its right to reduce by 41% (or approximately $1.1 million per calendar quarter) its funding of our FTEs effective August 2005.  The principal agreement with Organon, entered into in February 2002, has a stated term of five years.  On a quarterly basis, our future operating results are likely to be highly volatile because they depend upon our receipt of milestone payments from our collaborators. We may not receive milestone payments on a regular basis or at all.  In addition, our ability to achieve profitability will be significantly impacted by the increased level of investment we have determined to make in our internal proprietary programs in the future as well as the results of those programs.  There is no assurance that we will ever achieve profitable operations, or that profitable operations, if achieved, could be sustained on a continuing basis.

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

Long-Lived Assets-We review long-lived assets, including leasehold improvements, property and equipment, and acquired technology rights, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  This requires us to estimate future cash flows related to these assets.  Actual results could differ from these estimates, which may affect the carrying amount of assets and the actual amortization expense.  As of September 30, 2005, we had long-lived assets with a net book value of $10.9 million.

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

During the nine months ended September 30, 2005, we earned approximately $11.8 million, or approximately 79% of our revenue, under our research collaboration agreements with two collaborators, Schering-Plough and N.V. Organon.  During the nine months ended September 30, 2005, we earned approximately $8.2 million, or 55% of our revenue, of which $7.2 million was full-time employee (FTE) funding and $1.0 million was milestone payments, under our research collaboration agreements with Schering-Plough, one of our longest-standing collaborative partners.  In the third quarter of 2003, we entered into new drug discovery collaborations with Schering-Plough, which continued certain existing programs and implemented a number of new activities.

The 2003 agreements continue our collaboration with Schering-Plough through August 2006.  Under the 2003 agreements, we receive research funding which is recognized as revenue as services are performed.  Schering-Plough was obligated to fund a specified number of our FTEs in the first year of the agreements.  Subsequently, Schering-Plough decided to focus on optimization programs and terminated our screening activities on Schering-Plough’s behalf.  This decision resulted in an approximately 11% reduction of the number of the FTEs that Schering-Plough was obligated to fund.  Schering-Plough has reduced its FTE funding by an additional 41% (or approximately $1.1 million per calendar quarter) effective August 2005.  We may receive milestone payments upon the successful achievement of preclinical and clinical milestones.  Milestone payments will be recognized as revenue to the extent that milestones are achieved.  In the event of successful commercialization, if any, of most products resulting from this relationship, we will be entitled to receive royalties on sales of those products.  Discussions have been initiated regarding the possible modification or replacement of the 2003 agreements to continue the future funding of a number of our FTEs beyond August 2006.  There can be no assurance that the 2003 agreements will be modified or replaced or that FTE funding will be maintained at reduced August 2005 levels beyond August 2006.  In light of the financial significance to us of the Schering-Plough relationship, the expiration or termination of or our failure to modify or replace the 2003 agreements would have a material adverse effect on our financial condition and our results of operations because of the resulting decrease in our revenue.

During the nine months ended September 30, 2005, we earned approximately $3.6 million, or 24% of our revenue, of which $3.1 million was FTE funding and $0.5 million was milestones and success fees, under our research collaboration agreements with N.V. Organon, our second largest collaborator.  The principal agreement with Organon, entered into in February 2002, has a stated term of five years.  The expiration of this agreement would have a material adverse effect on our business as it is currently conducted, our financial condition and our results of operations because of the resulting decrease in our revenue.

The development of our products is at an early stage and is uncertain.

Drug development is a highly uncertain process.  Our approach and technology may never result in a commercial drug.  None of our programs has resulted in products that have received regulatory approval for commercial sale.  Currently we have four compounds that our collaborators have advanced into clinical trials (i.e., human testing).  All of our therapeutic candidates, including these clinical candidates, face the substantial risks of failure inherent in the drug development process.  Any potential pharmaceutical product emanating from one of our internal or collaborative programs must satisfy rigorous standards of safety and efficacy before the United States Food and Drug Administration (FDA) and foreign regulatory authorities will approve them for commercial use.  To satisfy these standards, significant additional research, preclinical studies (i.e., animal testing) and clinical trials will be required.

These development programs are in early stages relative to generating a commercial product.  Therefore, there remain significant, time-consuming and costly research and development efforts followed by the requirements of regulatory approvals.  Consequently, we do not expect compounds from these development activities to result in commercially available products for many years, if at all.

If we consume cash more quickly than expected, we may be unable to raise additional capital and we may be forced to curtail operations.

We anticipate that our capital resources, including our existing cash, cash equivalents and marketable securities as of September 30, 2005 of approximately $35.0 million, will be adequate to fund our operations at their current levels at least through 2006.  However, changes may occur that would cause us to consume available capital resources before that time.  On July 28, 2005, we entered into purchase agreements to sell an aggregate 2,470,000 shares of newly issued common stock (the “Shares”) to institutional investors at a price of $3.43 per share (the “Private Placement”).  On August 1, 2005, we sold the Shares and realized gross proceeds of approximately $8.5 million from the Private Placement.  We received net proceeds of approximately $7.7 million from the Private Placement after deducting fees payable to the placement agent and other transaction expenses.  While we are unaware of a specific reason that any factor will have a material impact on our capital requirements, examples of relevant factors include:

•                  changes in our existing collaborative relationships, particularly those with Schering-Plough and Organon, including the revenues we receive in connection with those relationships;

•                  the costs associated with our drug discovery and development activities;

•                  acquisitions of other businesses or technologies;

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

We intend to raise additional capital.  The capital could be raised through public or private financings involving debt or common or other classes of our equity.  Any issuance of equity securities would dilute our current stockholders’ percentage ownership of us.  As of September 30, 2005, there were 4,294,398 shares outstanding underlying options and restricted stock grants made under our various equity compensation plans, representing approximately 29% of our shares outstanding.  The significant dilution represented by our outstanding equity compensation awards may make it more difficult for us to raise additional capital.  Additional capital may not be available on favorable terms, or at all.  If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets.

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

The willingness of these companies to expand or continue collaborations to enhance their research and development activities is based on certain factors that are beyond our control.  While we are unaware of a specific reason that any of the following factors will have a material impact on the willingness of current or potential collaborators to expand or continue collaborations, examples of relevant factors include collaborators’ changing spending priorities among various types of research activities, their ability to hire and retain qualified scientists, their approach regarding expenditures during recessionary periods and their policies regarding the balance of research expenditures versus cost containment.  Also, general economic downturns in our collaborators’ industries, or adverse changes in the regulatory environment or the adverse impact of product litigation on our collaborators’ businesses or any decrease in our research and development expenditures could harm our operations, as could increased popularity of management theories, which counsel against outsourcing of critical business functions.  Continued consolidation in the pharmaceutical and biotechnology industries may further decrease the number of potential collaborators for us.  In addition, the popularity of scientific thinking that disfavors elements of our technology platform, such as large diverse libraries, could negatively impact our business.  Any decrease in drug discovery spending by pharmaceutical and biotechnology companies could cause our revenue to decline.

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

In each case, the collaborator is responsible for the development of these potential products, the level of resources devoted to such development and the decision as to when, or whether, such development should cease.  Numerous additional studies are necessary to support the further development of these product candidates.  Results from preclinical studies conducted to date on these product candidates are not necessarily indicative of the results that may be obtained in clinical studies.  Results from additional studies could cause our collaborators to discontinue or limit development of these product candidates.  There can be no assurance that Bristol-Myers Squibb, Daiichi or Schering-Plough will continue to develop these programs.  In addition, our collaborators may pursue alternative technologies or drug candidates, either on their own or in collaboration with others, that compete with our clinical candidates.  If our collaborators do not continue their development efforts or if such efforts do not result in positive clinical results, we will not receive additional milestone and royalty payments from those efforts, and our business will be harmed.

Our stock price may be volatile, and your investment in our stock could decline in value.

The market price for our common stock has been highly volatile and may continue to be highly volatile in the future.  During the quarter ended September 30, 2005 the closing price was $3.49 per share at its low point in September 2005 and $4.15 per share at its high point in July 2005.  Our quarterly operating results, changes in general conditions in the economy or the financial markets, and other developments affecting our competitors or us could cause the market price of our common stock to fluctuate substantially.  In recent years, the stock market has experienced significant price and volume fluctuations.

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

•              differences in the valuations assigned by the equity markets and, in particular, the biopharmaceutical sector of the equity markets, to biopharmaceutical companies such as us that have more drug discovery than drug development capabilities; and

•                  the general performance of the equity markets and, in particular, the biopharmaceutical sector of the equity markets.

We had net losses in recent years, and our future profitability is uncertain.

During the nine month period ended September 30, 2005, we had a net loss of approximately $14.1 million.  For the fiscal years ended December 31, 2004, 2003 and 2002, we had net losses of approximately $17.4 million, $2.8 million and $2.1 million, respectively.

The net loss for the fiscal year ended December 31, 2004 included restructuring and other charges of $5.9 million.  The net loss for the nine months ended September 30, 2005 was due to increased corporate overhead costs, severance and our increased focus on internal research and development.  Continuing net losses may limit our ability to fund our operations, and we may not generate income from operations in the future.

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

Disputes may arise between our partners and us as to royalties and milestones to which we believe we are entitled.

The compound basis for drugs developed by a partner may be a derivative or optimized version of the compound screened or optimized by us.

While our existing collaborative agreements provide that we will receive milestone payments and royalties with respect to certain products developed from certain derivative compounds, there can be no assurance that disputes will not arise over the application of payment provisions to such products.

There can be no assurance that current or future partners will not pursue alternative technologies, or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments based on the targets which are the subject of the collaborative arrangements with us.

In addition, many of our agreements that provide for potential royalty payments to us also contain provisions that reduce our expected royalty if a partner is also required to pay a royalty on a product to a third party.

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

Conflicts also may arise between our collaborators as to proprietary rights to particular compounds in our libraries or as to proprietary rights to biological targets such as receptors or enzymes against which we screen compounds in our libraries.  The occurrence of conflicts, or the perception of conflicts, could have a material adverse effect on our business, financial condition and results of operations

If we use hazardous materials in a manner that causes injury or violates laws, we may be liable for damages.

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

                Because our internal programs are in discovery, there is a high risk that further development and testing will demonstrate that our programs are not suitable for commercialization.

We have no products that have received regulatory approval for commercial sale.  Our programs must satisfy rigorous standards of safety and efficacy before the FDA and foreign regulatory authorities will approve them for commercial use.

We will need to conduct significant additional research, preclinical testing and clinical trials to demonstrate the safety and efficacy of our programs to the satisfaction of the FDA and foreign regulatory authorities to obtain product approval.

Discovery, preclinical testing and clinical development are long, expensive and uncertain processes.  It may take us several years to complete our testing, and failure can occur at any stage of testing.  Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful.

We may suffer significant setbacks in advanced clinical trials, even after promising results in earlier trials.  We may not be able to enroll a sufficient number of patients to complete our clinical trials in a timely manner.  Based on results at any stage of clinical trials, we may decide to discontinue development of our product candidates.

We do not know whether any future clinical trials will demonstrate sufficient safety and efficacy necessary to obtain the requisite regulatory approvals or will result in marketable products.  Our failure to adequately demonstrate the safety and efficacy of our programs will prevent receipt of FDA and foreign regulatory approvals and, ultimately, commercialization of our programs.

Failure to attract and retain skilled personnel could materially and adversely affect us.

We are a small company, and our success depends in part on the continued service of key scientific and management personnel, including our president and chief executive officer Leslie J. Browne, Ph.D., and our ability to identify, hire and retain additional personnel.  There is intense competition for qualified personnel.  Immigration laws may further restrict our ability to attract or hire qualified personnel.  We may not be able to continue to attract and retain the personnel necessary for our growth and development.  Failure to attract and retain key personnel could have a material adverse effect on our business, financial condition and results of operations.  Further, we are highly dependent on the principal members of our scientific and management staff.  One or more of these key employees could retire or otherwise leave our employ within the foreseeable future, and the loss of any of these people could have a material adverse effect on our business, financial condition and results of operations.  We do not, and do not intend to, maintain key person life insurance on the life of any employee.

Some of our development and marketing activities are, or will be, conducted by third parties.  If these third parties fail to perform their functions satisfactorily, our revenue and earnings could be delayed, reduced or eliminated.

The ultimate success of our business plan heavily depends upon the successful discovery, development and commercialization of pharmaceutical products.  Our endeavors will result in commercialized pharmaceutical products, if at all, only after significant preclinical and clinical development, requisite regulatory approvals, establishment of manufacturing capabilities and successful marketing.  We do not currently have the technology, facilities, personnel or experience to accomplish all of these tasks on our own, and we will likely not have all the necessary resources in the foreseeable future.  Therefore, we continue to depend heavily upon the expertise and dedication of sufficient resources by partners to develop and commercialize products primarily based on lead compounds discovered by us.  If a partner fails to develop or commercialize a compound or product with respect to which it has rights from us, we may not receive any future milestone payments or royalties associated with that compound or product.

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

We are subject to risks associated with the operation of an international business

In the nine months ended September 30, 2005, approximately 57% of our revenue was derived from customers outside the United States.  During that period, approximately 56% of our revenue was derived from customers in Europe, and approximately 1% was derived from customers in the Asia/Pacific region.  We anticipate that international revenue will continue to account for a significant percentage of our overall revenue.  While we are unaware of a specific reason that any of the following factors will have a material impact on our revenue, our international operations are subject to the risk factors inherent in the conduct of international business, including:

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

If we engage in an acquisition or business combination, we will incur a variety of risks that could adversely affect our business operations or our stockholders.

From time to time we have considered, and we will continue to consider in the future, if and when any appropriate opportunities become available, strategic business initiatives intended to further the development of our business.

These initiatives may include acquiring businesses, technologies or products or entering into a business combination with another company.  If we do pursue such a strategy, we could, among other things:

•      issue equity securities that would dilute our current stockholders’ percentage ownership;

•      incur substantial debt that may place strains on our operations;

            •      spend substantial operational, financial and management resources in integrating new businesses, technologies and products;

•      assume substantial actual or contingent liabilities; or

•      merge with, or otherwise enter into a business combination with, another company in which our stockholders would receive cash or shares of the other company or a combination of both on terms that our stockholders may not deem desirable.

We are not in a position to predict what, if any, collaborations, alliances or other transactions may result or how, when or if these activities would have a material effect on us or the development of our business.

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

We do not use derivative financial instruments for trading or speculative purposes.  Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio since we have no debt.  We ensure the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk.  We mitigate default risk by investing in investment grade securities.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at September 30, 2005.

Item 4. Controls and Procedures

For the quarterly period ended September 30, 2005, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer, Chief Financial Officer (our principal financial officer) and Vice President, Finance (our chief accounting officer), of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report.  Based upon this evaluation, our President and Chief Executive Officer, Chief Financial Officer and Vice President, Finance concluded that as of September 30, 2005, our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Our management, including our President and Chief Executive Officer, Chief Financial Officer and Vice President, Finance, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud.  A control system, no matter how well designed and operated, cannot provide assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Additionally, our President and Chief Executive Officer, Chief Financial Officer and Vice President, Finance determined that there were no changes in our internal control over financial reporting during the quarterly period ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings

Presently, we are not party to any litigation.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2005, we entered into purchase agreements to sell an aggregate 2,470,000 shares of newly issued common stock (the “Shares”) to institutional investors (collectively, the “Purchasers”) at a price of $3.43 per share pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 in connection with a transaction by an issuer not involving any public offering (the “Private Placement”).  On August 1, 2005, we sold the Shares and realized gross proceeds of approximately $8.5 million from the Private Placement.  We realized net proceeds of approximately $7.7 million from the Private Placement after deducting fees payable to the placement agent and other transaction expenses.

Pursuant to the purchase agreements executed in connection with the Private Placement, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the resale of the Shares.  The registration statement on Form S-3 was declared effective on August 26, 2005.  In addition, we agreed to use our best efforts, subject to receipt of necessary information from the Purchasers, to keep the registration statement effective until the earlier of (i) 2 years after the effective date of the registration statement or (ii) the date on which the Shares become eligible for resale pursuant to Rule 144(k) under the Securities Act of 1933, as amended.

We expected to use the proceeds from the Purchasers in the Private Placement to advance our internal programs towards the filing of the Investigational New Drug applications.

Item 3.           Defaults upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders.

None.

Item 5.           Other Information

On November 3, 2005, the Company entered into a letter agreement (the “Costalas Amendment”) amending the Severance Agreement, dated as of December 2, 2004, between the Company and Stephen C. Costalas, Executive Vice President and General Counsel of the Company.  The Costalas Amendment provides that the Company will make a “gross-up payment” to Mr. Costalas in the event that certain severance payments to him in connection with a change in control of the Company become subject to the excise tax imposed by Section 4999 of the Internal Revenue Code.  The Company will make such a payment to Mr. Costalas if such severance payments exceed the applicable Internal Revenue Service “safe harbor” multiple by 10% or more.  The Costalas Amendment states that if such severance payments exceed the “safe harbor” multiple by less than 10%, Mr. Costalas will have his severance benefits cut back so as not to incur any excise taxes.

On November 3, 2005, the Company entered into a letter agreement (the “DeLorbe Amendment”) amending the Severance Agreement, dated as of August 26, 2005, between the Company and William J. DeLorbe, Executive Vice President, Human Resources of the Company.  The DeLorbe Amendment provides that the Company will make a “gross-up payment” to Dr. DeLorbe in the event that certain severance payments to him in connection with a change in control of the Company become subject to the excise tax imposed by Section 4999 of the Internal Revenue Code.  The Company will make such a payment to Dr. DeLorbe if such severance payments exceed the applicable Internal Revenue Service “safe harbor” multiple by 10% or more.  The DeLorbe Amendment states that if such severance payments exceed the “safe harbor” multiple by less than 10%, Dr. DeLorbe will have his severance benefits cut back so as not to incur any excise taxes.

On November 3, 2005, the Company entered into a letter agreement (the “Floyd Amendment”) amending the Severance Agreement, dated as of January 7, 2005, between the Company and David M. Floyd, Executive Vice President and Chief Scientific Officer of the Company.  The Floyd Amendment provides that the Company will make a “gross-up payment” to Dr. Floyd in the event that certain severance payments to him in connection with a change in control of the Company become subject to the excise tax imposed by Section 4999 of the Internal Revenue Code.  The Company will make such a payment to Dr. Floyd if such severance payments exceed the applicable Internal Revenue Service “safe harbor” multiple by 10% or more.  The Floyd Amendment states that if such severance payments exceed the “safe harbor” multiple by less than 10%, Dr. Floyd will have his severance benefits cut back so as not to incur any excise taxes.

Item 6.           Exhibits

Exhibits.

10.1	Amendment, dated November 3, 2005, to Severance Agreement, dated December 2, 2004 between Pharmacopeia Drug Discovery, Inc. and Stephen C. Costalas (1)

10.2	Amendment, dated November 3, 2005, to Severance Agreement, dated August 26, 2005 between Pharmacopeia Drug Discovery, Inc. and William J. DeLorbe (1)

10.3	Amendment, dated November 3, 2005, to Severance Agreement, dated January 7, 2005 between Pharmacopeia Drug Discovery, Inc. and David M. Floyd (1)

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

PHARMACOPEIA DRUG DISCOVERY, INC.

Date: November 4, 2005	By:	/s/ Leslie J. Browne, Ph.D.
Leslie J. Browne, Ph.D.
President and Chief Executive Officer

	By:	/s/ Michio Soga
Michio Soga
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Brian M. Posner
Brian M. Posner
Vice President, Finance
(Chief Accounting Officer)

PHARMACOPEIA DRUG DISCOVERY, INC.

INDEX TO EXHIBITS

No.	EXHIBIT

10.1	Amendment, dated November 3, 2005, to Severance Agreement, dated December 2, 2004 between Pharmacopeia Drug Discovery, Inc. and Stephen C. Costalas (1)

10.2	Amendment, dated November 3, 2005, to Severance Agreement, dated August 26, 2005 between Pharmacopeia Drug Discovery, Inc. and William J. DeLorbe (1)

10.3	Amendment, dated November 3, 2005, to Severance Agreement, dated January 7, 2005 between Pharmacopeia Drug Discovery, Inc. and David M. Floyd (1)

31.1	Section 302 Certification of the Principal Executive Officer (1)

31.2	Section 302 Certification of the Principal Financial Officer (1)

31.3	Section 302 Certification of the Chief Accounting Officer (1)

32.1	Section 906 Certification of the Chief Executive Officer (1)

32.2	Section 906 Certification of the Principal Financial Officer (1)

32.3	Section 906 Certification of the Chief Accounting Officer (1)

(1)	Filed herewith.