Form 10-K
period 2005-12-31
PHARMACOPEIA DRUG DISCOVERY INC
filed 2006-03-20
CIK 1273013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-50523

PHARMACOPEIA DRUG DISCOVERY, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	51-0418085
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)
P.O. Box 5350, Princeton, NJ	08543-5350
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: 609-452-3600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Name of each
Title of each class	exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ National Market
Series A Junior Participating Preferred
Stock Purchase Rights	Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐   NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐   NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   Large accelerated filer ☐   Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐   NO ☒

The aggregate market value of voting stock held by non-affiliates of the Company as of June 30, 2005 was $37,877,139.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 10, 2006
Common stock, par value $0.01 per share	15,165,367

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2006 are incorporated by reference in Part III of this Report.

The Exhibit Index (Item No. 15) incorporates several documents by reference as indicated therein.

PHARMACOPEIA DRUG DISCOVERY, INC.

Report on Form 10-K

PART I

ITEM 1.                BUSINESS

FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains forward-looking statements regarding us and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. These forward-looking statements include statements about the following:

•       the planned cessation of full-time employee funding from our existing collaborations with Schering-Plough;

•       our intentions regarding the establishment and continuation of drug discovery and development collaborations with leading pharmaceutical and biotechnology organizations, in particular, the continuation and funding level of our existing collaboration with N.V. Organon;

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

•       our estimates of the market opportunity for our internal and partnered product candidates; and

•       our ability to acquire or invest in complementary businesses or technologies.

In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or the negative of such terms or other similar expressions. Factors that could cause or contribute to differences in results and outcomes include, without limitation, those discussed elsewhere in this Report in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and discussed in our other Securities and Exchange Commission (“SEC”) filings.

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

The following discussions should be read in conjunction with our audited Financial Statements and related Notes thereto included elsewhere in this Report and the sections of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors”.

Overview

We are committed to creating and delivering novel therapeutics to address significant medical needs. Using proprietary technologies and processes, we seek to identify, optimize and develop novel drug candidates through our own internally-funded drug discovery programs and in collaborations with major pharmaceutical and biotechnology companies. Our collaborative research efforts have resulted in a portfolio of three partnered programs (comprised of four compounds) that have been advanced into human clinical trials, with six additional programs in preclinical development. We have four internal programs in advanced discovery in addition to multiple partnered programs in discovery.

Our internal proprietary research programs are primarily focused on immunobiology and immunological diseases. We fully fund these programs and retain intellectual property and ownership rights to any compounds discovered. At an appropriate point, we may license one or more of these compounds or programs to a partner (probably a larger pharmaceutical or biotechnology organization). Out-licensing at an appropriate point in the compound’s development would enable us to take advantage of the additional resources, expertise, technologies and commercial organization of the licensee company in order to further the development and commercialization of the compound and has the potential to provide us with fees and milestone payments, as well as a share of sales or royalty payments if these compounds are developed into and marketed as new commercial products. Typically, these royalty payments would be due to us for the length of the relevant patent life on a marketed drug. We expect out-licensing could convert our proprietary programs into collaborative partnerships on terms we anticipate would be more favorable to us than our existing collaborations due to the reduction in the risk for the partner and the investment that we have made advancing the program to the stage at which it is licensed.

We focus the majority of our internally-funded drug discovery programs on immunobiology and immunological diseases such as rheumatoid arthritis, psoriasis and other inflammatory diseases for several reasons:

•       We believe many existing therapies for these diseases are lacking in one or more respects. For example, methotrexate, the standard of care for rheumatoid arthritis, has serious side effects while newer biologicals are costly and may have safety and immunogenic concerns.

•       We believe that a drug developed to provide immunosuppressant therapy for transplant patients is likely to also offer medical benefit and commercial opportunity in other chronic diseases with similar underlying etiologies.

•       The last decade has seen significant progress in the understanding of the biology underlying the immune system and immunological diseases and its involvement in other therapeutic segments like Alzheimer’s disease, atherosclerosis and cancer.

•       We believe a treatment developed for one immunobiological disease may be further developed for another and, consequently, an investment in one therapeutic approach may potentially yield products for multiple disorders.

•       We have significant internal expertise and experience in immunological diseases as a result our proven record of delivering candidates in these therapeutic segments to our collaborators.

•       There are increasing commercial opportunities provided by a large, growing population of patients with immunological disorders including chronic and acute inflammation, autoimmune diseases, asthma and transplant rejection.

The 2005 Estimated U.S. Market Size for certain immunological and inflammatory diseases that our internally-funded drug discovery programs focus on is as follows:

2005 Estimated Market
Disease	(in $billions)
Psoriasis	$8.2
Inflammatory Bowel Disease	7.0
Asthma	6.4
Rheumatoid Arthritis	5.3
Transplant Rejection	4.8
Multiple Sclerosis	2.9

We are building expertise and extending our capabilities into preclinical and clinical development so that we can advance both internal and partnered programs into clinical development. In addition to our proprietary research, we have drug discovery collaborations with leading pharmaceutical companies and biotechnology companies. In contrast to many of our partnering efforts in the past, we now seek to establish broad, multi-year alliances with the potential to result in drug candidates in which we retain a large share of ownership. We intend to participate in the clinical development of some of the compounds that may result from these collaborations. As a consequence, our goal is to enter into agreements in which we receive improved fees, milestone payments and royalties on net sales compared to our existing collaborations.

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

•       optimized lead compounds resulting from the iterative modification of the molecular structure of early lead compounds to increase structural novelty, potency, selectivity and pharmacokinetic properties and reduce side effects; and

•       potential development candidates resulting from lead optimization studies that meet specific potency, selectivity and safety criteria and possessing the appropriate pharmacokinetic properties consistent with advancement to further stages of drug discovery and development.

Our collaborative drug discovery efforts have resulted in three therapeutic programs currently with candidates in Phase I clinical trials targeting rheumatoid arthritis, an allergy/asthma indication and an inflammation indication. We initially identified p38 kinase inhibitor lead compounds in 1997 and entered into a collaborative partnering agreement with Bristol-Myers Squibb in 1999. This collaboration resulted in a compound that entered clinical trials in August 2003. A second compound resulting from that partnership, which is a back-up candidate, entered Phase I clinical trials in Canada in December 2005. A third compound discovered in our laboratories, aimed at an allergy/asthma indication, was the basis of a collaboration with Daiichi Pharmaceutical Co. and resulted in a drug candidate that entered clinical trials in November 2003. Our Schering-Plough relationship produced a compound which entered clinical trials in March 2004 for an inflammation indication. Associated with these development programs, we have received milestone payments from each of Bristol-Myers Squibb, Daiichi and Schering-Plough and, to the extent the compounds successfully progress through clinical development, we will be entitled to receive additional milestone payments. We are also entitled under the agreements with each of these partners to receive royalties on the commercial sale, if any, of most new drugs resulting from these collaborations. However, numerous additional studies are required to fully assess the potential of these clinical candidates before they reach the marketplace, and the results from preclinical studies and clinical studies conducted to date with these compounds are not necessarily indicative of the results that may be obtained in future clinical studies.

In addition to the compounds in the clinic, six more programs are at various stages of preclinical development, the point at which compounds are tested for safety in animals. This stage is prior to the filing of an Investigational New Drug, or IND, application and the compound’s exposure to humans during Phase I of clinical development.

Preclinical and clinical development of drug candidates is a long, expensive and uncertain process. We continue to pursue the discovery and development of product candidates using our integrated technology platform in both our internal and collaborative programs.The drug candidates described above are at an early stage, and none has received regulatory approval for commercial sale. Both our partnered clinical candidates and our internally-derived compounds face the substantial risk of failure inherent in drug discovery and development. At any stage of the clinical development process, our collaborators, or we, may decide to discontinue development of our product candidates. To date, none of the compounds to which we hold complete or partial rights has reached the stage of a commercial product and, although we have received license and milestone fees, we may never receive any royalty payments, or any additional license and milestone fees, under our current or any future collaborations. We do not expect that our product candidates will be commercially available for many years, if ever.

During the year ended December 31, 2005, we earned approximately $9.9 million, or 48% of our revenue, of which $8.9 million was full-time employee (FTE) funding and $1.0 million was milestone payments, under our research collaboration agreements with Schering-Plough. Payments under our Schering-Plough collaborations since inception in 1995 have totaled approximately $119.6 million, of which approximately $20.3 million represents investments in our equity securities and milestone payments.

Our longstanding research collaborations with Schering-Plough will reach maturity in August 2006. Currently, we are planning for full-time employee (FTE) funding from the Schering-Plough collaborations ceasing at that time. The planned cessation of FTE funding will have no impact on other areas of the collaborations, including the ongoing Phase I clinical trial in an inflammatory indication and multiple preclinical programs. We will continue to be entitled to payments resulting from the successful achievement by Schering-Plough, if any, of preclinical and clinical milestones as well as royalty payments from sales, if any, of products resulting from compounds already delivered by us and accepted by Schering-Plough under the collaborations. We are currently discussing potential partnerships with multiple companies to establish broad, multi-year alliances that, consistent with our business strategy, have the potential to provide us with a larger share of product ownership than previous collaborations. There is no assurance that we will be successful in establishing such alliances. Failure to replace the revenue from the Schering-Plough collaborations would have a material adverse effect on our results of operations. Revenue recognition of funding from any new alliances may be different from revenue recognition of funding from the Schering-Plough collaborations. Failure to replace the funding from the Schering-Plough collaborations would have a material adverse effect on our business as it is currently conducted and our financial condition. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

During the year ended December 31, 2005, we earned approximately $6.5 million, or 32% of our revenue, of which $4.0 million was FTE funding and $2.5 million was milestones and success fees, under our research collaboration agreements with Organon. Payments under our Organon collaborations since inception in 1996 have totaled approximately $50.9 million, of which approximately $8.3 million represents investments in our equity securities and approximately $5.3 million was milestone and success fee payments.

The 2002 agreement with Organon has a stated research term of five years. Failure to replace the funding from the Organon collaborations would have a material adverse effect on our business as it is currently conducted and our financial condition. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

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

Available Information

Our internet address is www.pharmacopeia.com. We make available free of charge through our website our periodic reports that we file with the Securities Exchange Commission. Our Ethics and Business Conduct Policy was adopted in its current form in March 2004 and is posted on our website above. The Ethics and Business Conduct Policy applies to all of our employees and directors.

Our Industry

Industry Overview

Drug discovery and development is the process of creating and evaluating chemical or biological entities for the treatment of human disease. Biological, chemical, pharmacological, clinical and informatics expertise are key components of a successful drug discovery effort. The role of biology includes understanding disease mechanisms, identifying potential targets for therapeutic intervention and evaluating potential drug candidates. Chemistry’s role includes the creation of safe and effective new chemical entities to interact with these targets and the preparation of adequate quantities of active ingredient for preclinical and clinical testing. Informatics improves decision-making by identifying and predicting the characteristics of successful drugs, efficiently sharing current knowledge and creating databases to predict future discovery and clinical success. Pharmacology includes the understanding of diseases and disease processes and how these may be modulated by therapeutic intervention with chemical compounds, as well as the understanding and measurement of the pharmacodynamic and pharmacokinetic and toxicological effects of potential drug molecules.

Our Drug Discovery Process

Although many scientific disciplines are required for new drug discovery and development, chemistry, biology and pharmacology are at the center of this process. Chemists, pharmacologists and biologists typically work together to design, prepare and deliver new chemical substances, develop laboratory models of disease, test compounds to identify agents that demonstrate the desired activity and finally select a clinical candidate. The drug discovery and development process includes the following steps:

Lead identification.   During the lead identification phase, researchers screen “libraries,” i.e., collections of compounds, against disease targets to evaluate their potential as lead compounds (compounds that may be a starting point for further chemical modification to produce a clinical candidate molecule) in a process known as primary screening. To maximize the prospects of discovering promising new compounds during primary screening, many researchers seek to utilize diverse collections of molecules that cover a broad range of possible chemical structures. Scientists must balance, however, this desire for diversity in chemical composition against the requirement that the compounds have “drug-like” properties, such that their chemical structures render them likely to be bioavailable and non-toxic. The imperatives of diversity and drug-likeness present scientists with a “trade-off” in their experimentation. Researchers can address these dual needs by efficiently screening large collections of molecules that are diverse in structure, but drug-like in character.

Once active compounds are generated from primary screening, medicinal chemists determine which compounds are most promising by analyzing the structure-activity relationships (SAR) data generated during the screening process. SAR information educates scientists with respect to the relationship between the chemical structures of a series of structurally related active and inactive compounds and the activity of the compounds within the series at the target that has been screened. As a result, a lead identification process which yields the richest SAR information will best guide the chemist towards creating compounds having chemical structures most likely to improve the potency, efficacy, bioavailability and toxicity properties of the original active compound. Large, diverse, densely populated compound libraries tend to produce substantially richer SAR data than smaller, less dense collections, providing chemists with the information needed to initiate successful optimization and reduce false starts. A further benefit of our screening process, which we believe is unique to us, is that “false positives” (compounds indicated to be active in a biological screen which subsequently turn out to be inactive—a general industry shortcoming of high-throughput screening) are largely eliminated in our process.

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

Preclinical development.   During the lead optimization phase, but prior to clinical testing, potential drug candidates undergo extensive in vitro (non-animal testing in a laboratory), and in vivo (testing in animals) studies. These efforts are designed to predict drug efficacy and safety in humans. The ultimate objective of preclinical testing is to obtain results that will allow selection of a clinical candidate to enter human clinical trials following regulatory approval. In parallel, scientists continue to synthesize additional compounds that act as back-ups for the lead compound. Researchers will also continue to refine the process for manufacturing larger quantities of the compound, with the goals of reducing production costs while ensuring safety. Once a successful process is developed, batches of compounds are synthesized for animal and human testing during the preclinical (and, later, the clinical) development phase. We currently lease a facility for conducting our preclinical development, including in vivo evaluation. We plan to contract preclinical development expertise and the manufacturing of active ingredients.

Clinical trials.   Clinical trials, or human tests to determine the safety and efficacy of potential drug candidates, typically comprise three sequential phases, although the phases may overlap:

•       Phase I:   The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, distribution, metabolism and excretion.

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

We have not conducted our own clinical trials to date, but we are building our capability to manage and oversee clinical development of our compounds if they reach that level of development. We are working with clinical development consultants to augment our internal capabilities.

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

In contrast to many of our partnering efforts in the past, we now seek to establish alliances which are broad in scope and multi-year in term to deliver compounds that are more mature than in the past; ideally compounds that are clinical candidates, as opposed to hits or leads. As a result of delivering later-stage compounds, which are of greater value, we will seek to retain a larger share of ownership (as represented by increased royalties on net sales that may result from the program advancing to the market) in the compound. Additionally, we will, where appropriate, evolve the collaborative model by offering to reduce our research fees in exchange for greater milestone and royalty commitments from the partner.

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

Continue to develop our drug pipeline by adding skills and expertise in the areas of discovery, pharmacology and preclinical and clinical drug development.   We intend to continue to build our knowledge base of the relationship between classes of chemical structures and classes of biological targets. We believe this knowledge base will enable us to more quickly discover active compounds for newly identified targets. Currently, we have chosen to focus our internally-funded drug discovery programs on immunological diseases, and we intend to add to our significant internal expertise with respect to these diseases resulting from certain of our successful collaborations. We may add to our internal expertise by hiring and/or acquiring additional resources.

Our Therapeutic Candidate Pipeline

We have built a partnered therapeutic candidate pipeline consisting of three clinical programs (with respect to which human evaluation has begun), six preclinical programs and multiple other drug discovery programs. Some of these programs started as collaborative drug discovery partnerships, while others started from our internal discovery efforts. In all cases, we have a financial interest in each of the subject compounds.

Our partnered portfolio covers a broad range of disease areas. Our partners have diverse therapeutic interests, and thus our product pipeline spans multiple disease categories. Lead compounds discovered in a collaboration can show therapeutic activity (and, therefore, lead to milestone and subsequent payments) in a variety of disease areas.

Accordingly, therapeutic focus is not necessarily a critical factor in the success of our collaborative efforts. This has allowed us to diversify our portfolio of programs across multiple disease categories.

Within our internal programs we have concentrated our efforts on diseases related to immunobiology and also situations where modulation of an otherwise healthy immune system is desirable. Disorders which are impacted are rheumatoid arthritis, psoriasis, inflammatory bowel disease, organ transplant rejection, multiple sclerosis and others. This focus builds on our expertise in the area, and also takes advantage of attractive commercial opportunities we believe exist.

The following chart sets forth our internal program portfolio and the disease areas in which the program is likely relevant. With the exception of the rights to our avb3/avb5 Inhibitors for an angiogenesis indication, which have been out-licensed to Allergan, Inc., each of the candidates set forth in the chart is a proprietary program of ours that is not partnered with a collaborator.

Internal Program Portfolio

Proprietary Program	Therapeutic Areas
JAK-3 Inhibitors	Transplant rejection, psoriasis, asthma and rheumatoid arthritis
CCR-1 Antagonists	Rheumatoid arthritis and multiple sclerosis
A2a Antagonists	Huntingdon’s, Parkinson’s and Alzheimer’s diseases
avb3/avb5 Inhibitors	Angiogenesis, oncology and inflammation

JAK-3 Inhibitors.   Janus Kinase-3 (JAK-3) is a T-cell selective, non-receptor protein tyrosine kinase and an essential component of IL-2 signal transduction. Current immunosuppressant therapeutics, rapamycin and cyclosporin, work in the IL-2 signal transduction pathway, but have narrow therapeutic indices as a consequence of significant safety issues. A bio-available and selective inhibitor of JAK-3 kinase should augment or supplant these current therapies for solid organ transplant rejection. We have identified a novel class of small molecule inhibitors of JAK-3 kinase. Lead compounds in this series inhibit JAK3 kinase with IC50 values < 10 nM, and inhibit JAK-3-dependent activity in cellular assays with IC50 values < 100 nM. Compounds demonstrate 50-100-fold selectivity over JAK2 in the kinase assay, and >100-fold selectivity against a panel of protein kinases. Compounds demonstrate oral activity in vivo in an IL-2 mechanistic model and oral efficacy in a delayed-type hypersensitivity (DTH) assay. Furthermore, compounds demonstrate good microsome stability and high oral bioavailability (~100%).

CCR-1 Antagonists.   Preclinical studies of CCR-1 antagonists have shown activity in preclinical models of rheumatoid arthritis and multiple sclerosis, as well as reduced lung impairment in pulmonary inflammation. Accordingly, our CCR-1 program has the potential to produce novel and more effective treatments for these major diseases. Compounds from our lead series inhibit binding to the human and mouse CCR1 receptors with IC50 values < 10 nM. In addition, they inhibit chemotaxis in human cells with IC50 values < 10 nM. Furthermore, compounds demonstrate good microsome stability and in vitro permeability.

Adenosine A2a Antagonists.   Adenosine A2a antagonists have been found to increase dopaminergic activity and motor function in models of Parkinson’s disease. Lead compounds have been identified from several series. These compounds inhibit binding to the A2a receptor with Ki values < 10 nM, and inhibit functional activity with IC50 values < 50 nM. The compounds demonstrate >100-fold selectivity for the A2a receptor over the A1 receptor, and show very good solubility, microsome stability and in vitro permeability.

a vb 3/a vb 5 Inhibitors.   In angiogenesis—a leading cause of age-related macular degeneration, or AMD, and proliferative diabetic retinopathy and a critical requirement of tumor growth and metastasis—avb3 and avb5 are predominantly expressed on growth factor-activated vascular endothelial cells. We have identified a class of small molecule dual inhibitors of avb3 and avb5. PS388023 has an IC50 < 1 nanomolar (nM) in integrin binding assays, blocks FGF and VEGF induced human endothelial cell proliferation (IC50 < 100 nM), inhibits vitronectin-induced endothelial cell transwell migration (IC50 = 10nM) and inhibits corneal and retinal neovascularization in rodent models.

In the second quarter of 2005, we entered into an agreement with Allergan, Inc. to further evaluate proprietary compounds from our avb3/avb5 program in models of ocular disease. The agreement resulted in an upfront payment from Allergan to us and may result in preclinical and clinical payments, plus milestone payments and royalties on products developed by Allergan in the field of ophthalmology. We have retained the rights to all other therapeutic areas, including oncology and inflammation.

External Resources

In an effort to increase the efficiency of both our internal and collaborative programs, we have established a strategic arrangement with Wu Xi PharmaTech of Shanghai, China. Additionally, we utilize resources in India. These external resources provide specific and general chemistry services to us at a cost substantially lower than our internal costs. We also utilize contract research organizations globally to evaluate our compounds in special non-clinical models of disease and to assess the safety of our lead compounds.

Further, we engage in research collaborations with academic institutions to access their considerable expertise, in particular for the testing of our compounds in specific non-clinical models of disease. We also contract with other biotechnology companies to perform fee-for-service testing of compounds both for internal and collaborative drug discovery.

By effectively integrating external resources in to our research and development programs, we cost-effectively extend our capabilities and expand our capacity without the need for substantial investment in new infrastructure.

Our Core Technology and Drug Discovery Platform

In our view, the limited number and diversity of available chemical compounds as potential drug candidates has become a major bottleneck in the drug discovery process. The low productivity of many synthesis technologies severely constrains the number of compounds available for screening in order to identify active compounds and provide the basis for initial SAR analysis. These synthesis methods also slow the optimization process by limiting the number of analogs synthesized and tested. As genomics and the mapping of the human genome have generated numerous potential new disease targets and advances in high throughput screening have led to a backlog of lead compounds showing some therapeutic activity, we believe that the shortage of sophisticated medicinal chemistry expertise in the industry has had a dampening effect on the progress of drug development.

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

ECLiPS® Technology.   ECLiPS® enables us to generate hundreds of thousands of small molecule compounds at a fraction of the cost of traditional chemical synthesis methods. We use “Direct Divide” combinatorial chemistry to build collections, or libraries, of 10,000 to 500,000 or more small molecule compounds by performing only 50 to 200 individual chemical reactions. ECLiPS® offers substantial productivity improvements as compared to the 10,000 to 500,000 or more reactions that would be required to prepare similarly sized chemical libraries by synthesizing each compound individually. The ECLiPS® technology productivity advantage results from the synthesis of compounds on tiny plastic beads in large mixtures, to which we attach proprietary, easily detectable, stable tag sets to enable the rapid identification from the mixture of any compound that is active in a biological screening assay.

We use ECLiPS® technology to build libraries of small compounds, predominantly heterocycles. These low molecular weight compounds are preferred by pharmaceutical companies because they are more likely to be orally active (effective as drugs in tablet or capsule form), tend to have longer duration of action and are less expensive to manufacture. In contrast, natural peptide and oligonucleotide drugs are usually degraded by human digestive system enzymes and generally must be administered by injection. In addition, peptide and oligonucleotide drugs are often quickly eliminated from the body, which limits their duration of action. Further, the ECLiPS® technology allows rapid resynthesis of compounds without deconvolution, a process in which an active compound must be “reverse engineered” by resynthesizing and testing various component combinations until the structure of the active compound is deduced.

Our ECLiPS® technology enables us to build large, densely packed libraries of drug-like compounds that generate rich SAR information from the primary screening process. This SAR data greatly facilitates our drug candidate optimization by providing our medicinal chemists with a type of structural “roadmap” to guide their optimization efforts. Lead optimization is further accelerated by our expertise in combinatorial chemistry. Our scientists build combinatorial libraries of compounds around molecules and assay the molecules in an effort to determine the most promising course for ongoing synthesis.

Our tagging technology has been licensed exclusively from Columbia University, (Columbia) and Cold Spring Harbor Laboratory (Cold Spring) since 1993. We are obligated to pay a minimum annual license fee of $100,000 to Columbia and Cold Spring. The agreement ends on the later of (i) July 16, 2013 or (ii) the expiration of the last patent relating to the technology, at which time we will have a fully paid license to the technology. Under the agreement, we have an exclusive license for technology used in ECLiPS®. The license granted to us under the agreement can be terminated by Columbia and Cold Spring (i) upon 30 days written notice to us if we materially breach the Agreement and we fail to cure such material breach in accordance with the agreement or (ii) if we commit any act of bankruptcy, become insolvent, file a petition under any bankruptcy or insolvency act or have any such petition filed against us that is not dismissed within 60 days. We are also obligated to pay royalties to Columbia and Cold Spring based on net sales of pharmaceutical products we develop, as well as a percentage of all other payments (such as milestones and royalties) we receive from customers where we have utilized the technology licensed from Columbia and Cold Spring.

Our Compound Collection.   We have employed ECLiPS®, together with other technologies, to synthesize approximately 8 million chemical compounds. Our proprietary collection is organized into “libraries,” consisting of both large and diverse “discovery” libraries of 20,000-100,000 compounds and smaller “targeted” libraries designed to interact with particular disease targets or classes of targets. Our collection has had success producing compounds found to be therapeutically active against difficult targets supplied by our partners; in the primary screening process, our libraries often produce hundreds of active compounds of varying potencies rather than the handful generated by some other collections. Our small molecule libraries have been engineered to be both drug-like and diverse.

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

For example, of the 30 Kinases we have screened to date, potent active compounds from our library were discovered in 14 cases (a 47% success rate). For GPCRs, we discovered a potent active compound in 22 of the 41 targets screened (a 54% success rate). Overall, we have about a 44% success rate in discovering potent compounds active against some of the industry’s most challenging targets.

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

Schering-Plough Corporation

We began our work with Schering-Plough Corporation in 1995, and we expanded the alliance in 1998 through a five-year agreement under which we created libraries for use by Schering-Plough scientists and assisted in the optimization of potential new therapeutics. In August 2003, we entered into new multiyear agreements with Schering-Plough. Under the terms of the 2003 agreements, we optimize candidates selected for clinical development by Schering-Plough and screen our internal library to identify compounds active against multiple Schering-Plough targets. If successful, we license the optimized drug candidates on an exclusive basis to Schering-Plough for further development. With respect to any target we accept from Schering-Plough for screening or optimization work, we have agreed that we will not screen our compound library for other collaborators, or for our own account, against that target for a specified period.

During the year ended December 31, 2005, we earned approximately $9.9 million, or 48% of our revenue, of which $8.9 million was full-time employee (FTE) funding and $1.0 million was milestone payments, under our research collaboration agreements with Schering-Plough. Payments under our Schering-Plough collaborations since inception in 1995 have totaled approximately $119.6 million, of which approximately $20.3 million represents investments in our equity securities and milestone payments.

Our longstanding research collaborations with Schering-Plough will reach maturity in August 2006. Currently, we are planning for full-time employee (FTE) funding from the Schering-Plough collaborations ceasing at that time. The planned cessation of FTE funding will have no impact on other areas of the collaborations, including the ongoing Phase I clinical trial in an inflammatory indication and multiple preclinical programs. We will continue to be entitled to payments resulting from the successful achievement by Schering-Plough, if any, of preclinical and clinical milestones as well as royalty payments from sales, if any, of products resulting from compounds already delivered by us and accepted by Schering-Plough under the collaborations. We are currently discussing potential partnerships with multiple companies to establish broad, multi-year alliances that, consistent with our business strategy, have the potential to provide us with a larger share of product ownership than previous collaborations. There is no assurance that we will be successful in establishing such alliances. Failure to replace the revenue from the Schering-Plough collaborations would have a material adverse effect on our results of operations. Revenue recognition of funding from any new alliances may be different from revenue recognition of funding from the Schering-Plough collaborations. Failure to replace the funding from the Schering-Plough collaborations would have a material adverse effect on our business as it is currently conducted and our financial condition. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

N.V. Organon

In February 2002, we entered into a five-year drug discovery agreement with N.V. Organon (a pharmaceutical business unit of Akzo Nobel) to identify and optimize new drug candidates for multiple therapeutic targets provided by Organon. Compounds from our proprietary collection that are screened and optimized and which meet the potency, selectivity, efficacy and other criteria specified by the parties are licensed to Organon on an exclusive basis for further development. In addition, with respect to any target we accept from Organon for screening or optimization work, we have agreed that we will not screen our compound library for other collaborators, or for our own account, against that target for a specified period. In return for our successful drug discovery activities, and meeting certain preclinical and clinical milestones, we are entitled to receive fees and milestone payments from Organon. Thereafter, upon successful commercialization of any product resulting from the relationship, we will be entitled to receive royalties on sales of that product.

During the year ended December 31, 2005, we earned approximately $6.5 million, or 32% of our revenue, of which $4.0 million was FTE funding and $2.5 million was milestones and success fees, under our research collaboration agreements with Organon. Payments under our Organon collaborations since inception in 1996 have totaled approximately $50.9 million, of which approximately $8.3 million represents investments in our equity securities and approximately $5.3 million was milestone and success fee payments.

The 2002 agreement with Organon has a stated research term of five years. Failure to replace the funding from the Organon collaborations would have a material adverse effect on our business as it is currently conducted and our financial condition. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

Other Relationships

We have also entered into research collaboration agreements with numerous other companies, including Berlex Laboratories, Biovitrum AB, Bristol-Myers Squibb, CV Therapeutics, Daiichi Pharmaceutical, Celgene Corporation and Neurocrine Biosciences. Several of these collaborations, in which we have completed our research activities, may yield us milestone and royalty revenues. We believe the termination of any one of the active agreements would not have a material adverse effect on us.

Marketing

Our senior management and business development personnel are primarily responsible for marketing our collaborative capabilities and licensing our internal programs. We market our capabilities directly to customers, typically through meetings with senior management of pharmaceutical and biotechnology companies, and by our participation in trade conferences and partnering meetings. We also generate new business from customer referrals and through expansion of existing contracts.

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

Employees

Our success depends in part on the continued service of key scientific, business development and management personnel and our ability to identify, hire and retain additional personnel. As of December 31, 2005, we had 143 regular employees, including approximately 80 chemists and 39 biologists, of whom 57 have doctorate level degrees. None of our employees is covered by collective bargaining agreements. Most of our employees are at-will employees, which means that each of them can terminate their relationship with us and we can terminate our relationship with them at any time. We believe our relations with our employees are good. Furthermore, we offer industry competitive wages and benefits and are committed to maintaining a workplace environment that promotes employee productivity and satisfaction.

Intellectual Property

As of March 1, 2006, we had 97 issued patents in the United States and approximately 66 granted foreign patents relating to various aspects of our intellectual property, including compounds related to our internal or collaborative programs, compound libraries, our molecular tag sets and certain screening technologies. We either own these patents ourselves or with collaborators or rights under them are licensed to us. Of particular note, we are the exclusive licensee of U.S. patents issued on October 15, 1996, February 24, 1998 and August 4, 1998, which provide broad protection to our use of encoded combinatorial libraries and which expire in 2013. We refer you to “Business—Our Core Technology and Drug Discovery Platform—ECLiPS® Technology”.

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

Government Regulation

Generally, in order to gain approval from the FDA, a company must conduct preclinical studies in the laboratory and in animal models to gain preliminary information on a compound’s efficacy and to identify any safety problems. The results of these studies are submitted as a part of an IND that the FDA must review prior to the commencement of clinical trials of an investigational drug. In order to commercialize any products, we or our customer will be required to sponsor and file an IND and will be responsible for initiating and overseeing the clinical trials to demonstrate the safety and efficacy that are necessary to obtain FDA approval of any such products. Clinical trials are normally done in three sequential phases (Phase I, Phase II and Phase III) that may overlap and generally take two to five years, but may take longer, to complete. After completion of clinical trials of a new product, FDA and foreign regulatory authority marketing approval must be obtained. If the product is classified as a new drug, we, or our customer, will be required to file an NDA and receive approval before commercial marketing of the drug. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the United States, we will also be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. Further, our research and development processes involve the controlled use of hazardous materials. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that our activities currently comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated.

Research and Development

Our expense for proprietary research and development activities was as follows (in thousands):

Years ended December 31,
2005	2004	2003
$10,965	$5,955	$3,951

The increase in research and development from 2004 to 2005 is largely due to increased resources expended on our JAK-3 program for transplant rejection, and the addition of two new programs, Adenosine A2a antagonists for Parkinson’s disease and CCR-1 antagonists for rheumatoid arthritis and multiple sclerosis.

ITEM 1A.        RISK FACTORS

As further described herein, our performance and financial results are subject to risks and uncertainties including, but not limited to, the following specific risks:

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Our revenue is highly concentrated in our two largest collaborators. The planned cessation of full-time employee funding from Schering-Plough or the termination of our collaboration with N.V. Organon would have a material adverse effect on our business as it is currently conducted, financial condition and results of operations if we are unable to replace the funding from these relationships.

During the year ended year ended December 31, 2005, we earned approximately $16.4 million, or approximately 80% of our revenue, under our research collaboration agreements with two collaborators, Schering-Plough and N.V. Organon. During the year ended December 31, 2005, we earned approximately $9.9 million, or 48% of our revenue, of which $8.9 million was full-time employee (FTE) funding and $1.0 million was milestone payments, under our research collaboration agreements with Schering-Plough, one of our longest-standing collaborative partners.

Our longstanding research collaborations with Schering-Plough will reach maturity in August 2006. Currently, we are planning for full-time employee (FTE) funding from the Schering-Plough collaborations ceasing at that time. The planned cessation of FTE funding will have no impact on other areas of the collaborations, including the ongoing Phase I clinical trial in an inflammatory indication and multiple preclinical programs. We will continue to be entitled to payments resulting from the successful achievement by Schering-Plough, if any, of preclinical and clinical milestones as well as royalty payments from sales, if any, of products resulting from compounds already delivered by us and accepted by Schering-Plough under the collaborations. We are currently discussing potential partnerships with multiple companies to establish broad, multi-year alliances that, consistent with our business strategy, have the potential to provide us with a larger share of product ownership than previous collaborations. There is no assurance that we will be successful in establishing such alliances. Failure to replace the revenue from the Schering-Plough collaborations would have a material adverse effect on our results of operations. Revenue recognition of funding from any new alliances may be different from revenue recognition of funding from the Schering-Plough collaborations. Failure to replace the funding from the Schering-Plough collaborations would have a material adverse effect on our business as it is currently conducted and our financial condition. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

During the year ended December 31, 2005, we earned approximately $6.5 million, or 32% of our revenue, of which $4.0 million was FTE funding and $2.5 million was milestones and success fees, under our research collaboration agreements with N.V. Organon, our second largest collaborator. The principal agreement with Organon, entered into in February 2002, has a stated research term of five years. Failure to replace the funding from the Organon collaborations would have a material adverse effect on our business as it is currently conducted and our financial condition. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

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

We anticipate that our capital resources, including our existing cash, cash equivalents and marketable securities as of December 31, 2005 of approximately $30.4 million, will be adequate to fund our operations at their current levels at least through 2006. However, changes may occur that would cause us to consume available capital resources before that time. Examples of relevant potential changes in our capital resources include:

•       the planned cessation of FTE funding from Schering-Plough collaborations in August 2006;

•       changes in other existing collaborative relationships, particularly with Organon, including the funding we receive in connection with those relationships;

•       the costs associated with our drug discovery and development activities;

•       acquisitions of other businesses, product candidates or technologies;

•       penalties we may be required to pay the purchasers in the Private Placement if we fail to comply with certain covenants and obligations related to that transaction;

•       the purchase of additional capital equipment;

•       competing technological and market developments;

•       the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, and the outcome of related litigation; and

•       the progress of our milestone and royalty producing activities.

We intend to raise additional capital. The capital could be raised through public or private financings involving debt or common or other classes of our equity. Any issuance of equity securities would dilute our current stockholders’ percentage ownership of us. As of December 31, 2005, there were stock options outstanding to purchase approximately 4,280,000 shares of our common stock and approximately 10,000 shares of unvested restricted stock issued under our various equity compensation plans. These equity instruments represent approximately 29% of our shares outstanding at December 31, 2005. The significant dilution represented by our outstanding equity compensation awards may make it more difficult for us to raise additional capital. Additional capital may not be available on favorable terms, or at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

The development of our internal and collaborative products is at an early stage and is uncertain.

Drug development is a highly uncertain process. Our approach and technology may never result in a commercial drug. None of our programs has resulted in products that have received regulatory approval for commercial sale. As of December 31, 2005, none of our internal programs had advanced into clinical trials (i.e., human testing). Currently our collaborators have advanced three programs (comprised of four compounds) into clinical trials. All of our therapeutic candidates, including these clinical candidates, face the substantial risks of failure inherent in the drug development process. Any potential pharmaceutical product emanating from one of our internal or collaborative programs must satisfy rigorous standards of safety and efficacy before the United States Food and Drug Administration (FDA) and foreign regulatory authorities will approve them for commercial use. To satisfy these standards, significant additional research, preclinical studies (i.e., animal testing) and clinical trials will be required.

Our internal and collaborative programs are in early stages relative to generating a commercial product. Therefore, we and our collaborators must engage in significant, time-consuming and costly research and development efforts followed by our and our collaborators’ applications for and receipt of, regulatory approvals. Consequently, we do not expect compounds from these development activities to result in commercially available products for many years, if at all.

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

The willingness of these companies to expand or continue collaborations to enhance their research and development activities is based on certain factors that are beyond our control. While we are unaware of a specific reason that any of the following factors will have a material impact on the willingness of current or potential collaborators to expand or continue collaborations, examples of relevant factors include collaborators’ changing spending priorities among various types of research activities, the increased presence of offshore companies that conduct research and have lower FTE costs than ours, their ability to hire and retain qualified scientists, their approach regarding expenditures during recessionary periods and their policies regarding the balance of research expenditures versus cost containment. Also, general economic downturns in our collaborators’ industries, adverse changes in the regulatory environment, the adverse impact of product litigation on our collaborators’ businesses or any decrease in our research and development expenditures could harm our operations, as could increased popularity of management theories, which counsel against outsourcing of critical business functions. Continued consolidation in the pharmaceutical and biotechnology industries may further decrease the number of potential collaborators for us. In addition, the popularity of scientific thinking that disfavors elements of our technology platform, such as large diverse libraries, could negatively impact our business. Any decrease in drug discovery spending by pharmaceutical and biotechnology companies could cause our revenue to decline.

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

Numerous additional studies are necessary to support the further development of these product candidates. Results from preclinical studies conducted to date on these product candidates are not necessarily indicative of the results that may be obtained in clinical studies. Clinical results could cause our collaborators to discontinue or limit development of these product candidates. For example, in November 2005, Schering-Plough informed us that it discontinued the Phase I clinical trials it commenced in December 2003 for the clinical compound targeting a respiratory indication, which was developed from leads from our collaboration with Schering-Plough. There can be no assurance that Bristol-Myers Squibb, Daiichi or Schering-Plough will continue to develop the current clinical programs.

In addition, our collaborators may pursue alternative technologies or drug candidates, either on their own or in collaboration with others, that compete with the clinical candidates on which they collaborate with us. If our collaborators do not continue their development efforts or if such efforts do not result in positive clinical results, we will not receive additional milestone and royalty payments from those efforts, and our business will be harmed.

Our stock price may be volatile, and your investment in our stock could decline in value.

The market price for our common stock has been highly volatile and may continue to be highly volatile in the future. During the year ended December 31, 2005 the closing price was $3.06 per share at its low point in November 2005 and $5.81 per share at its high point in January 2005. Our quarterly operating results, changes in general conditions in the economy or the financial markets, and other developments affecting our competitors or us could cause the market price of our common stock to fluctuate substantially. In recent years, the stock market has experienced significant price and volume fluctuations.

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

•       differences in the valuations assigned by the equity markets and, in particular, the biopharmaceutical sector of the equity markets, to biopharmaceutical companies like us that have more drug discovery than drug development capabilities; and

•       the general performance of the equity markets and, in particular, the biopharmaceutical sector of the equity markets.

We had net losses in recent years, and our future profitability is uncertain.

For the fiscal years ended December 31, 2005, 2004 and 2003, we had net losses of approximately $17.1 million, $17.4 million and $2.8 million, respectively.

The net loss for the year ended December 31, 2005 was due to increased corporate overhead costs, severance costs and our increased focus on internal research and development. The net loss for the fiscal year ended December 31, 2004 included restructuring and other charges of $5.9 million.

Our longstanding research collaboration with Schering-Plough will reach maturity in August 2006. Currently, we are planning for full-time employee (FTE) funding from the Schering-Plough collaborations ceasing at that time. In addition, under the principal agreement with Organon, the research term expires in February 2007. Failure to replace the revenue from our collaborations with Schering-Plough and Organon would have a material adverse effect on our results of operations.

The adoption of the Financial Accounting Standards Board Statement No. 123R “Share-Based Payment” will have a significant impact on our results of operations. This statement is effective for the first interim reporting period after December 15, 2005.

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

One of our business strategies is to expand our proprietary pipeline of drug candidates and to then enter into collaborations for the development of these drug candidates that will allow us to earn milestone, royalty and/or license payments or otherwise share in commercialization. Our proprietary drug discovery program is in its early stage of development and is unproven. Although we have expended, and continue to expend, time and money on internal research and development programs, we may be unsuccessful in creating valuable proprietary drug candidates that would enable us to form additional collaborations and receive milestone, royalty and/or license payments.

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

If we cannot manage the multiple relationships and interests involved in our collaborative arrangements and internal programs, our business, financial condition and results of operations may be materially adversely affected.

We may need to successfully structure and manage multiple internal programs and collaborative relationships, including maintaining confidentiality of the research being performed for multiple collaborators. We may be unable to successfully manage conflicts between competing drug development programs of third parties to which we offer services. From time to time, more than one of our collaborators may want to perform research concerning the same or molecularly similar disease targets. Because of that, we may be required to reconcile our relationships with those collaborators, particularly if both want to establish exclusive relationships with us with respect to that target or if one collaborator has an existing arrangement with us and the other would like us to perform services regarding a target restricted by that arrangement. Further, if we are working with a collaborator regarding a particular target, another of our collaborators may be researching the same target in one of its internal programs of which we have no knowledge. As a result, potential conflicts involving us may arise due to this competition between collaborators in a particular disease field of interest.

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

Our activities involve the use of potentially harmful hazardous materials, chemicals and various radioactive compounds. These materials are utilized in the performance of our assay development, high-throughput screening and chemistry optimization services, and include common organic solvents, such as acetone, hexane, methylene chloride, acetonitrile, and isopropyl and methyl alcohol, as well as common acids and bases. The waste from utilization of these solvents and other materials is disposed of through licensed third-party contractors. Further, we utilize an extremely wide variety of chemicals in the performance of our assay development, screening and optimization services. These chemicals, such as reagents, buffers and inorganic salts, typically are employed in extremely small amounts in connection with the work performed in our laboratories. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result.

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

Regulation by governmental entities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products our collaborators or we may develop. The nature and the extent to which government regulation may apply to our collaborators and us will vary depending on the nature of the pharmaceutical products, if any. Virtually all pharmaceutical products require regulatory approval prior to commercialization. If we or our collaborators or licensees fail to obtain, or encounter delays in obtaining or maintaining, regulatory approvals, our financial results could be adversely affected. Similar regulatory procedures are required in countries outside the United States.

In addition, new legislation related to health care could reduce the prices pharmaceutical and biotechnology companies can charge for drugs they sell which, in turn, could reduce the amounts that they have available for collaborative relationships with us. If pharmaceutical and biotechnology companies decrease the resources they devote to the research and development of new drugs, the number of collaborations we conclude could be adversely impacted and our revenue and profitability reduced. If prices that pharmaceutical and biotechnology companies can charge for drugs they sell decrease, the royalties, if any, we receive from the sale of products would also decrease, which would reduce our revenue and profitability.

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

•  terminate their alliances or arrangements with us;

•       fail to select a target or product candidate we have identified for subsequent development;

•       fail to gain the requisite regulatory approvals for product candidates;

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

We are subject to risks associated with the operation of an international business.

In the year ended December 31, 2005, approximately 61% of our revenue was derived from customers outside the United States. During that period, approximately 60% of our revenue was derived from customers in Europe, and approximately 1% was derived from customers in the Asia/Pacific region. We anticipate that international revenue will continue to account for a significant percentage of our overall revenue. While we are unaware of a specific reason that any of the following factors will have a material impact on our revenue, our international operations are subject to the risk factors inherent in the conduct of international business, including:

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

We have adopted a stockholder rights plan, which is triggered upon commencement or announcement of a hostile tender offer or when any one person or group acquires 15% or more of our common stock. The rights plan, once triggered, enables stockholders to purchase our common stock at reduced prices. These provisions of our governing documents, stockholder rights plan and Delaware law could have the effect of delaying, deferring or preventing a change of control, including without limitation a proxy contest, making more difficult the acquisition of a substantial block of our common stock. The provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. Further, the existence of these anti-takeover measures may cause potential bidders to look elsewhere, rather than initiating acquisition discussions with us.

If we engage in an acquisition or business combination, we will incur a variety of risks that could adversely affect our business operations or our stockholders.

From time to time we have considered, and we will continue to consider in the future, if and when any appropriate opportunities become available, strategic business initiatives intended to further the development of our business.

These initiatives may include acquiring products, businesses or technologies or entering into a business combination with another company. If we do pursue such a strategy, we could, among other things:

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

Accelrys obtained an opinion from Dechert LLP, its counsel, to the effect that the April 30, 2004 dividend distribution of shares of our common stock qualifies as a transaction that is generally tax-free under Sections 355 and/or 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”). Current tax law generally creates a presumption that the distribution would be taxable to Accelrys but not to its stockholders if we engage in, or enter into an agreement to engage in, a transaction that would result in a 50 percent or greater change by vote or by value in our stock ownership during the four-year period beginning on the date that begins two years before the distribution date, unless it is established that the transaction is not pursuant to a plan or series of transactions related to the distribution.

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

We have agreed to indemnify Accelrys for any taxes and related losses (including any applicable interest and penalties, all related accounting, legal and other professional fees, all related court costs and all costs, expenses and damages associated with related stockholder litigation or controversies and any amount paid in respect of the liability of stockholders) resulting from a breach of any of the covenants described above. Furthermore, we will be responsible for taxes that may be imposed upon Accelrys pursuant to section 355(e) of the Code in connection with a transaction that results in a change in control of us, even though we will have obtained an Internal Revenue Service ruling or an unqualified opinion of counsel prior to the transaction. The amount of any indemnification payments could be substantial. The amount of Accelrys taxes for which we are agreeing to indemnify Accelrys will be based on the excess of the aggregate fair market value of our stock as of the April 30, 2004 distribution date over the Accelrys tax basis in our stock.

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

We also cannot assure you that, if Accelrys becomes obligated to indemnify us for any substantial obligations, Accelrys will have the ability to satisfy those obligations. Any payment by Accelrys or us pursuant to these indemnification provisions could have a material adverse effect on the payor’s business. Any failure by Accelrys or us to satisfy its indemnification obligations could have a material adverse effect on the other company’s business.

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

We believe that our success depends, in part, upon our ability to obtain international protection for our intellectual property. However, the laws of some foreign countries may not be as comprehensive as those of the United States and may not be sufficient to protect our proprietary rights abroad. In addition, we may decide not to pursue patent protection outside the United States because of cost and confidentiality concerns. Accordingly, our international competitors could obtain foreign patent protection for, and market overseas, products and technologies for which we are seeking U.S. patent protection and they may be able to use these products and technologies to compete against us.

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

Even if patents are issued to us, these patents may not sufficiently protect our interest in our chemical compositions or other technologies because the scope of protection provided by any patents issued to or licensed by us are subject to the uncertainties inherent in patent law. Third parties may be able to design around these patents or develop unique products providing effects similar to our products. In addition, others may discover uses for our chemical compositions or technologies other than those uses covered in our patents, and these other uses may be separately patentable. A number of pharmaceutical and biotechnology companies, and research and academic institutions, have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, patent applications or patents may conflict with our technologies, patent applications or patents. These conflicts could also limit the scope of patents, if any, that we may be able to obtain, or result in the denial of our patent applications. We are not currently aware of any such patent applications or patents that could have a material adverse effect on our business.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                PROPERTIES

We currently lease and occupy approximately 77,000 square feet in two facilities near Princeton, New Jersey. We pay approximately $170,000 per month under these leases and they expire in 2016. Additionally, we have leased through April 30, 2006 approximately 86,000 square feet in a facility in Monmouth Junction, New Jersey, which space is currently unused. We vacated this space in the first quarter of 2004 and pay rent of approximately $160,000 per month under this lease.

ITEM 3.                LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings the negative outcome of which to us would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

Our common stock began trading on the NASDAQ National Market on May 3, 2004, the first full trading day following our spin-off from Accelrys, Inc., our former parent. Our common stock trades under the ticker symbol “PCOP”. Our common stock traded on a “when issued” basis under the ticker symbol “PCOPV” for a short period of time prior to the completion of our spin-off. The following table sets forth for the periods indicated the range of high and low sale prices of the Common Stock.

	2005		2004
	High	Low	High	Low
First Quarter	$6.06	$4.72	$—	$—
Second Quarter	5.45	4.00	10.35	5.23
Third Quarter	4.15	3.46	6.39	4.46
Fourth Quarter	4.08	3.03	6.55	4.70

HOLDERS OF RECORD

As of March 10, 2006 there were 422 holders of record of our Common Stock.

DIVIDENDS

No cash dividends have been paid on our Common Stock to date. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected financial data have been derived from our audited  Financial Statements. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and related notes thereto included elsewhere in this Annual Report.

	Years ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue	$20,403	$24,359	$29,503	$29,304	$27,196
Collaborative research and development expense	17,734	20,689	22,157	19,080	20,411
Proprietary research and development expense	10,965	5,955	3,951	6,848	7,225
Sales, general and administrative expense	10,196	9,859	6,003	5,504	6,159
Restructuring and other charges	—	5,947	—	—	—
Interest and other income, net	(1,120)	(561)	(19)	(21)	—
(Benefit) provision or income taxes	(234)	(110)	259	35	—
Net loss	(17,138)	(17,420)	(2,848)	(2,142)	(6,599)
Net loss per share:
—Basic and diluted	(1.27)	(1.43)	(0.23)	(0.18)	(0.54)

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$30,366	$40,885	$524	$6,737	$—
Total assets	46,019	57,005	11,052	13,194	8,588
Deferred compensation plan, long-term deferred revenue and other long-term liabilities	1,904	3,046	325	325	1,796
Total stockholders’ equity	35,253	43,708	4,307	4,425	(1,282)
Cash dividends declared per common share	—	—	—	—	—

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

Business Overview

Our mission is to create and deliver novel therapeutics to address significant medical needs. Using proprietary technologies and processes, we seek to identify, optimize and develop novel drug candidates through our own internally-funded drug discovery programs and in collaborations with major pharmaceutical and biotechnology companies. Our collaborative research efforts have resulted in a portfolio of three partnered programs (comprised of four compounds) that have been advanced into human clinical trials, with six additional programs in preclinical development. We have four internal programs in advanced discovery in addition to multiple partnered programs in discovery.

We are building expertise and extending our capabilities into preclinical and clinical development so that we can advance both internal and partnered programs into preclinical and clinical development. Our internal proprietary research programs are primarily focused on immunobiology and immunological diseases. We fully fund these programs and retain intellectual property and ownership rights to any compounds discovered. Our proprietary research and development expense increased from $6.0 million in 2004 to $11.0 million in 2005, an increase of 84%. At an appropriate point, we may license one or more of these compounds or programs to a partner (probably a larger pharmaceutical or biotechnology organization). In contrast to many of our partnering efforts in the past, we now seek to establish alliances which are broad in scope and multi-year in term to deliver compounds that are more mature than in the past; ideally compounds that are clinical candidates, as opposed to hits or leads. As a result of delivering later-stage compounds, which are of greater value, we will seek to retain a larger share of ownership (as represented by increased royalties on net sales that may result from the program advancing to the market) in the compound. Additionally, we will, where appropriate, evolve the collaborative model by offering to reduce our research fees in exchange for greater milestone and royalty commitments from the partner. This strategy, coupled with the cessation of the full-time employee (FTE) funding from the Schering-Plough collaborations in August 2006 and the possible expiration of the research term under the Organon collaboration in February 2007,  may result in an increase in our near-term operating losses.

To date, our collaborative drug discovery efforts have resulted in three partnered therapeutic programs, that are currently in Phase I clinical trials.

In addition to the compounds in the clinic, six more programs are at various stages of preclinical development, the point at which compounds are tested for safety in animals prior to filing an IND application and their exposure to humans during Phase I of clinical development.

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

Executive Overview of Financial Results

During 2005, we continued to implement our strategy to increase our investment in internal programs, while continuing to recognize revenue from our collaborative research and development partners. We are transferring an increasing percentage of our resources from collaborative projects to internal projects. Below are some financial results for 2005:

Our cash, cash equivalents and marketable securities balance decreased from $40.9 million at December 31, 2004 to $30.4 million at December 31, 2005.

Our net cash used in operating activities increased to $17.4 million during the year ended December 31, 2005 from $9.0 million during year ended December 31, 2004.

We raised net proceeds of $7.7 million in a private placement of shares of our common stock.

Net revenue decreased to $20.4 million from $24.4 million, a decrease of 16%. This decrease was due to reduced funding from our collaborations with Schering-Plough and lower milestone revenue. We are planning for FTE funding from the Schering-Plough collaborations to cease in August 2006. Failure to replace the revenue from the Schering-Plough collaborations would have a material adverse effect on our results of operations. Revenue recognition of funding from any new alliances may be different from revenue recognition of funding from the Schering-Plough collaborations. Failure to replace the funding from the Schering-Plough collaborations would have a material adverse effect on our business as it is currently conducted and our financial condition.

Our proprietary research and development expense increased from $6.0 million in 2004 to $11.0 million in 2005, an increase of 84%. We now have multiple internal programs in advanced late-stage preclinical optimization focused primarily on immunobiology and immunological diseases.

We recognized a net loss of $17.1 million during the year ended December 31, 2005, compared to $17.4 million during the year ended December 31, 2004.

Liquidity and Capital Resources

Prior to our spin-off from Accelrys in April 2004, we had funded our activities primarily through Accelrys’ consolidated operations, including revenue derived from collaborative partnerships and milestone payments. Accelrys contributed cash, cash equivalents and marketable securities such that upon consummation of the spin-off, we had a cash, cash equivalents and marketable securities balance aggregating $46.5 million.

As of December 31, 2005, we had cash, cash equivalents and marketable securities of $30.4 million compared to $40.9 million at December 31, 2004, representing 66% and 72% of our total assets, respectively. We invest excess cash in highly liquid investment-grade marketable securities, including corporate bonds and United States government and agency securities.

The following is a summary of selected cash flow information for the years ended December 31, 2005 and 2004:

	Years ended December 31,
	2005	2004
Net loss	$(17,138)	$(17,420)
Adjustments for noncash operating items	2,938	2,228
Net cash operating loss	(14,200)	(15,192)
Net change in assets and liabilities	(3,241)	6,186
Net cash used in operating activities	$(17,441)	$(9,006)
Net cash provided by investing activities	$1,029	$13,628
Net cash provided by financing activities	$7,919	$15,027

Net cash used in operating activities

Net cash operating outflows for the year ended December 31, 2005 have resulted primarily from our operating loss due to our funding of our proprietary internal drug discovery efforts, the payment of restructuring expenses related to the 2004 consolidation of our facilities and the payment to Columbia and Cold Spring of $500 thousand in connection with the settlement of a dispute with them.

Net cash operating outflows for the year ended December 31, 2004 resulted primarily from our operating loss due to our decrease in revenue, our increase in the funding of our internal drug discovery efforts, and increase sales, general and administrative costs.

Net cash provided by investing activities

Net cash provided by investing activities for the year ended December 31, 2005 relates primarily to the net sales and maturities of marketable securities, partially offset by capital expenditures for research and development and information technology equipment.

Net cash provided by investing activities for the year ended December 31, 2004 related primarily to the net sales and maturities of marketable securities, partially offset by capital expenditures for leasehold improvements in connection with the consolidation of our facilities to one location.

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

Net cash provided by financing activities for the year ended December 31, 2005 also consists of a capital contribution made to us by Accelrys for certain costs associated with updating our website and the consolidation of our facilities; and proceeds from the issuance of common stock in connection with exercises of  stock options and sales of common stock under our employee stock purchase plan.

Net cash provided by financing activities for the year ended December 31, 2004 consisted of a capital contribution made to us by Accelrys  upon the distribution and proceeds from the from the issuance of common stock in connection with exercises of stock options and sales of common stock under our employee stock purchase plan.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2005:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
	(in thousands)
Contractual Obligations
Operating leases:
Occupied facilities	$21,443	$2,035	$4,070	$4,070	$11,268
Unoccupied facility related to restructuring	640	640	—	—	—
Total Operating Lease Obligations	$22,083	$2,675	$4,070	$4,070	$11,268
Columbia University and Cold Spring Harbor Laboratory Licensing Agreement	1,250	600	200	200	250
Other restructuring costs	268	268	—	—	—
Total	$23,601	$3,543	$4,270	$4,270	$11,518

We are obligated to pay approximately $2.0 million annually in costs in connection with the facilities we currently occupy. The leases on these facilities expire in 2016.

We are obligated to pay approximately $0.6 million in rent and $0.3 million in operating costs in connection with a facility we exited in the first quarter of 2004. The lease on this facility expires in April 2006.

We have a license agreement with Columbia University, or Columbia, and Cold Spring Harbor Laboratory, or Cold Spring, that grants us an exclusive, worldwide license to certain technology for making and using combinatorial chemical libraries for the development of human pharmaceutical products. The agreement ends on the later of (i) July 16, 2013 or (ii) the expiration of the last patent relating to the technology, at which time we will have a fully paid license to the technology. The license granted under this agreement may be terminated by Columbia and Cold Spring (i) upon 30 days written notice to us if we do not expend certain amount of money developing and commercializing the combinatorial chemical libraries, (ii) upon 30 days written notice to us if we materially breach the agreement and fail to cure the material breach, or (iii) if we commit any act of bankruptcy, become insolvent, file a petition under any bankruptcy or insolvency act or have a petition filed against us that is not dismissed within 60 days. This agreement requires us to pay minimum annual fees and certain royalties of at least $100 thousand per year. Due to the uncertainty of our future payment obligations, we have included in the table above only the minimum annual fee required by the agreement and our obligation to pay $500 thousand in 2006 in connection with a settlement of a dispute between us and Columbia and Cold Spring. In 2005, 2004 and 2003 we paid related royalties and license fees of approximately $126 thousand, $300 thousand and $600 thousand, respectively.

We maintain a deferred compensation plan for certain officers and members of the Board of Directors. Under the employee matters agreement entered into at the time of our spin-off from Accelrys, effective as of April 30, 2004, we assumed all liabilities of our current and former employees under the deferred compensation plan. The employee matters agreement also provided that the assets relating to the current and former employees under the deferred compensation plan would be transferred to us or a rabbi trust designated by us as soon as practicable following the effective date of the spin-off. We received these assets in 2005. The total deferred compensation plan obligation as of December 31, 2005 is approximately $1.9 million. This amount has not been included in the table above, as the obligation dates are governed by the applicable employee’s termination or retirement, and therefore the timing of such payments is indeterminable.

Pursuant to the purchase agreements executed in connection with the Private Placement we agreed to file a registration statement on Form S-3 with the Securities and Exchange Commission (the “Commission”) to register the resale of the Shares. The registration statement on Form S-3 was declared effective on August 25, 2005.

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

If (i) the registration statement ceases to be effective as to all the Shares to which it is required to relate at any time prior to the expiration of the Effectiveness Period without being succeeded within 10 trading days by an amendment to such registration statement or by a subsequent registration statement filed with and declared effective by the Commission, or (ii) our common stock is not listed or quoted, or is suspended from trading on, the NASDAQ National Market or the facilities of any national securities exchange on which the common stock is then traded for a period of 3 trading days (any such failure or breach being referred to as an “Event,” and the date on which such Event occurs being referred to as “Event Date”), then: (x) on each such Event Date we shall pay to each Purchaser an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the aggregate purchase price paid by such Purchaser pursuant to the purchase agreements; and (y) on each monthly anniversary of each such Event Date until the applicable Event is cured, we shall pay to each Purchaser an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the aggregate purchase price paid by such Purchaser pursuant to the purchase agreements. The purchase agreements provide that such payments shall not constitute the Purchasers’ exclusive remedy for such events. If we fail to pay any such liquidated damages in full within 7 days after the date payable, we will pay interest thereon at a rate of 10.0% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the Purchasers, accruing daily from the date such liquidated damages are due until such amounts, plus all such interest thereon, are paid in full.

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

Our capital requirements depend on numerous factors, including our ability to continue and extend existing collaborative agreements and to enter into additional arrangements. Approximately 80% and 81% of our revenue for the years ended December 31, 2005 and 2004, respectively, was generated from our collaborations with Schering Plough and N.V. Organon.

Our longstanding research collaborations with Schering-Plough will reach maturity in August 2006. Currently, we are planning for full-time employee (FTE) funding from the Schering-Plough collaborations ceasing at that time. The planned cessation of FTE funding will have no impact on other areas of the collaborations, including the ongoing Phase I clinical trial in an inflammatory indication and multiple preclinical programs. We will continue to be entitled to payments resulting from the successful achievement by Schering-Plough, if any, of preclinical and clinical milestones as well as royalty payments from sales, if any, of products resulting from compounds already delivered by us and accepted by Schering-Plough under the collaborations. We are currently discussing potential partnerships with multiple companies to establish broad, multi-year alliances that, consistent with our business strategy, have the potential to provide us with a larger share of product ownership than previous collaborations. There is no assurance that we will be successful in establishing such alliances. Failure to replace the funding from the Schering-Plough collaborations would have a material adverse effect on our business as it is currently conducted and our financial condition. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

The principal agreement with Organon, entered into in February 2002, has a stated research term of five years. Failure to replace the funding from the Organon collaborations would have a material adverse effect on our business as it is currently conducted and our financial condition. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

In addition, our capital requirements depend on competing technological and market developments, changes in our existing collaborative relationships, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights and the outcome of related litigation, the purchase of additional capital equipment, acquisitions of other businesses or technologies, and the progress of our collaborators’ milestone and royalty producing activities. Prior to exhausting our current capital resources, we will need to raise additional funds to finance our operating activities or enter into strategic initiatives intended to further the development of our business. There can be no assurance that additional funding, if necessary, will be available to us on favorable terms, if at all. Our forecasts of the period of time through which our financial resources will be adequate to support our operations are forward-looking information, and actual results could vary. The factors described earlier in this section will impact our future capital requirements and the adequacy of our available funds.

Results of Operations

This section should be read in conjunction with the discussion above under “Liquidity and Capital Resources”.

2005 Compared to 2004

Our net revenue decreased 16% to $20.4 million in the year ended December 31, 2005 compared to $24.4 million in the year ended December 31, 2004. Net revenue consists of the funding of our collaborative research activities, as well as our receipt of milestones, success fees and license revenue if and as our discoveries progress through our collaborators’ development processes. Net revenue for the year ended December 31, 2005 and 2004 is summarized as follows:

	For the years ended December 31,
	2005	2004
Collaborative research funding	$15,802	$18,754
Milestones, success fees and license revenue	4,601	5,605
	$20,403	$24,359

Schering-Plough accounted for 48% and 58% of our net revenue in the year ended December 31, 2005 and 2004, respectively, including $1.0 million and $2.8 million of our milestones and success fee revenue recorded for the years ended December 31, 2005 and 2004, respectively.

N.V. Organon accounted for 32% and 23% of our net revenue in the year ended December 31, 2005 and 2004, respectively, including $2.5 million and $2.0 of the milestone payments and success fees revenue recorded for the years ended December 31, 2005 and 2004, respectively.

The decrease in collaborative research funding in 2005 was largely due to reduced funding from our collaboration with Schering-Plough and the expiration of other collaborative research and development agreements.

Collaborative research and development expense includes the labor, material, equipment and allocated facilities cost of our scientific staff that is working on collaborative partnerships. Collaborative research and development expenses decreased 14% to $17.7 million in the year ended December 31, 2005 compared to $20.7 million in the year ended December 31, 2004. This decrease was due to decreased resources allocated to our collaborative partnerships largely due to the reduced staffing on our collaboration with Schering-Plough and the expiration of other collaborative research and development agreements.

Proprietary research and development expense includes labor, material, equipment and allocated facilities cost of scientific staff working on self-funded internal drug discovery programs. Using proprietary technologies and processes, we discover and develop novel drug candidates to advance internally as well as with strategic partners. We currently have several internal programs in advanced preclinical optimization. Proprietary research and development expenses increased 84% to $11.0 million in the year ended December 31, 2005 compared to $6.0 million in the year ended December 31, 2004. This increase was largely due to increased resources expended on our JAK-3 program for transplant rejection, and the addition of two new programs, Adenosine A2a antagonists for Parkinson’s disease and CCR-1 antagonists for rheumatoid arthritis and multiple sclerosis. Because of the speculative nature of these internal drug discovery projects, it is not possible to estimate completion dates, or estimated costs of completion. Additionally, from time to time, certain staff and other research and development resources may be temporarily redirected from one project to another which redirection may also delay or impact the cost of internal drug discovery projects.

Sales, general and administrative expense increased by 3% to $10.2 million in the year ended December 31, 2005 compared to $9.9 million in the year ended December 31, 2004. The increase in sales, general and administrative expense is primarily attributable to the severance payable to two of our former executives. In connection with our severance cash payment obligations we recorded a charge of approximately $1.3 million in the year ended December 31, 2005. In addition, we recorded a non-cash charge of approximately $0.2 million related to the accelerated vesting of the executives stock compensation. Also contributing to the increase were additional costs associated with our being an independent company, including salary and expenses for executive management, finance, legal, human resources, information services, investor relations, and corporate governance. Prior to the distribution, general corporate overhead had been allocated based on our revenue as a percentage of Accelrys’ total revenue. This increase was offset by the moving costs incurred in the year ended December 31, 2004 in connection with the consolidation of our facilities and a charge of $1.0 million in connection with a dispute with Columbia and Cold Spring also recorded in the year ended December 31, 2004.

During the year ended December 31, 2004, we executed a restructuring plan for the purpose of consolidating our research and development facilities. As a result, restructuring related charges of $5.9 million were accrued and recognized as operating expense during the year ended December 31, 2004.

Interest and other income, net increased to $1.1 million in the year ended December 31, 2005 compared to $0.6 million in the year ended December 31, 2004. This increase is due to higher average cash balances and yields.

We recorded an income tax benefit of $234 thousand and $110 thousand in the years ended December 31, 2005 and 2004, respectively, related to the sale of some of our state net operating losses offset by minimum 2005 and 2004 state income taxes.

As a result of the net revenues and expenses described above, we generated a net loss of $17.1 million ($1.27 per basic and diluted share) in the year ended December 31, 2005, compared to a net loss of $17.4 million ($1.43 per basic and diluted share) in the year ended December 31, 2004.

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

Prior to the distribution, general corporate overhead had been allocated based on our revenue as a percentage of Accelrys’s total revenue. The increase in sales, general and administrative is also due to moving costs incurred in the consolidation of our research and development facilities and the recording of an accrual for the probable cost estimated by management to resolve a dispute with Columbia and Cold Spring.

During the year ended December 31, 2004, we undertook a restructuring and certain other actions. Accordingly, restructuring and other charges of $5.9 million were incurred. The charges included severance payments, the cost to exit a leased facility, and the acceleration of a deferred compensation charge.

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

Net Loss Outlook

We have had net losses in recent years and we expect to incur losses in future periods. Our net loss is highly dependent on the continued funding and success of our research and development programs with our existing collaborators. Our longstanding research collaborations with Schering-Plough will reach maturity in August 2006. Currently, we are planning for full-time employee (FTE) funding from the Schering-Plough collaborations ceasing at that time. The planned cessation of FTE funding will have no impact on other areas of the collaborations, including the ongoing Phase I clinical trial in an inflammatory indication and multiple preclinical programs. We will continue to be entitled to payments resulting from the successful achievement by Schering-Plough, if any, of preclinical and clinical milestones as well as royalty payments from sales, if any, of products resulting from compounds already delivered by us and accepted by Schering-Plough under the collaborations. We are currently discussing potential partnerships with multiple companies to establish broad, multi-year alliances that, consistent with our business strategy, have the potential to provide us with a larger share of product ownership than previous collaborations. There is no assurance that we will be successful in establishing such alliances. Failure to replace the revenue from the Schering-Plough collaborations would have a material adverse effect on our results of operations. Revenue recognition of funding from any new alliances may be different from revenue recognition of funding from the Schering-Plough collaborations. The principal agreement with Organon, entered into in February 2002, has a stated research term of five years. Failure to replace the revenue from the Organon collaborations would have a material adverse effect on our results of operations. On a quarterly basis, our future operating results are likely to be highly volatile because they depend upon our receipt of milestone payments from our collaborators. We may not receive milestone payments on a regular basis or at all.

Our ability to achieve profitability will be significantly impacted by the increased level of investment we have determined to make in our internal proprietary programs in the future as well as the results of those programs.

The adoption of the Financial Accounting Standards Board Statement No. 123R “Share-Based Payment” will have a significant impact on our results of operations, however, there will be no impact on the Company’s cash flows. This statement is effective for the first interim reporting period after December 15, 2005.

There is no assurance that we will ever achieve profitable operations, or that profitable operations, if achieved, could be sustained on a continuing basis.

Critical Accounting Policies

The preparation of our financial statements and disclosures involve the use of judgments and estimates. We believe the following critical accounting policies which we follow involve significant judgments and use estimates.

Revenue Recognition-Contract revenue is generally recognized either (i) on a proportional performance basis, for contracts specifying payment for services over a given period, or (ii) as services are performed under the agreement for contracts specifying payment on a full-time employee basis.

Revenue earned related to up-front product and technology license fees is recognized in accordance with Staff Accounting Bulletin 104 issued by the SEC and EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables” issued by the FASB. Accordingly, amounts received under multiple-element arrangements requiring ongoing services or performance by us are recognized over the period of such services or performance.

Revenue from milestones is recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) our performance obligation after the milestone achievement will continue to be funded by the collaborator at a comparable level to before the milestone achievement. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the arrangement. Royalties are recognized as earned in accordance with the terms of various research and collaboration agreements.

Long-Lived Assets—We review long-lived assets, including leasehold improvements, property and equipment, and acquired technology rights, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This requires us to estimate future cash flows related to these assets. Actual results could differ from these estimates, which may affect the carrying amount of assets and the actual amortization expense. As of December 31, 2005, we had long-lived assets with a net book value of $10.5 million.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share Based Payment” (“SFAS 123R”). This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first interim reporting period that begins after December 15, 2005.

SFAS 123R permits public companies to choose between the following two adoption methods:

1.     A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or

2.     A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will be depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions. For information about what our reported results of operations and earnings per share would have been had we adopted SFAS 123, please see the disclosure under the “Stock-Based Compensation” section of Note 2 of the Notes to Financial Statements. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Based upon outstanding share-based award grants through December 31, 2005, and future share-based award grants remaining at levels consistent with recent history, we expect that the adoption under the modified prospective method will approximate the proforma expense previously disclosed under SFAS 123.

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

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio since we have minimal debt. We ensure the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have materially affected the fair value of our interest sensitive financial instruments at December 31, 2005.

ITEM 8.                FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Pharmacopeia Drug Discovery, Inc.

We have audited the accompanying balance sheets of Pharmacopeia Drug Discovery, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pharmacopeia Drug Discovery, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
MetroPark, New Jersey
February 9, 2006

Pharmacopeia Drug Discovery, Inc.

Balance Sheets

(Amounts in thousands, except share and per share data)

	December 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$11,680	$20,173
Marketable securities	18,686	20,712
Accounts receivable	2,256	1,062
Prepaid expenses and other current assets	771	1,062
Total current assets	33,393	43,009
Property and equipment, net	10,548	11,725
Deferred compensation assets due from Accelrys, Inc.	—	2,140
Deferred compensation plan assets	1,904	—
Other assets	174	131
Total assets	$46,019	$57,005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,112	$1,414
Accrued liabilities	3,350	2,874
Restructuring reserve, current portion	908	2,462
Deferred revenue	3,492	3,501
Total current liabilities	8,862	10,251
Deferred compensation plan	1,904	2,140
Restructuring reserve, long-term	—	906
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.01 par value, 2,500,000 shares authorized, none issued and outstanding	—	—
Common Stock $.01 par value, 50,000,000 shares authorized, 14,988,915 and 12,354,695 shares outstanding, respectively	150	123
Additional paid-in capital	58,751	50,263
Accumulated deficit	(23,373)	(6,235)
Accumulated other comprehensive loss	(146)	(175)
Deferred compensation	(129)	(268)
Total stockholders’ equity	35,253	43,708
Total liabilities and stockholders’ equity	$46,019	$57,005

See accompanying notes to these financial statements.

Pharmacopeia Drug Discovery, Inc.

Statements of Operations

(Amounts in thousands, except share and per share data)

	For the Years Ended December 31,
	2005	2004	2003
Net revenue	$20,403	$24,359	$29,503
Collaborative research and development expense	17,734	20,689	22,157
Proprietary research and development expense	10,965	5,955	3,951
Sales, general and administrative expense	10,196	9,859	6,003
Restructuring and other charges	—	5,947	—
Interest and other income, net	(1,120)	(561)	(19)
	37,775	41,889	32,092
Loss before income taxes	(17,372)	(17,530)	(2,589)
(Benefit) provision for income taxes	(234)	(110)	259
Net loss	$(17,138)	$(17,420)	$(2,848)
Net loss per share:
—Basic and diluted	$(1.27)	$(1.43)	$(0.23)
Weighted average number of common stock outstanding:
—Basic and diluted	13,513,582	12,212,289	12,155,751

See accompanying notes to these financial statements.

Pharmacopeia Drug Discovery, Inc.
Statements of Stockholders’ Equity
(Amounts in thousands)

								Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Investment by	Accumulated	Comprehensive	Deferred	Stockholders'
	Number of Shares	Amount	Capital	Accelrys, Inc.	Deficit	Loss	Compensation	Equity
Balance at December 31, 2002	—	$—	$—	$4,425	$—	$—	$—	$4,425
Investment by Accerlys,Inc.		—	—	(118)	—	—	—	$(118)
Balance at December 31, 2003	—	$—	$—	$4,307	$—	$—	$—	$4,307
Comprehensive loss:
Net loss prior to spin-off	—	—	—	(11,185)	—	—	—	(11,185)
Net loss post spin-off	—	—	—	—	(6,235)	—	—	(6,235)
Unrealized loss on marketable securities	—	—	—	—	—	(175)	—	(175)
								(17,595)
Investment by Accerlys,Inc.	—	—	—	56,492	—	—	(355)	56,137
Issuance of shares upon distribution	12,181	122	49,492	(49,614)	—	—	—	—
Forfeiture of restricted stock	(2)	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	87	87
Issuance of common stock for exercise of stock options	86	1	279	—	—	—	—	280
Issuance of common stock for ESPP	49	—	262	—	—	—	—	262
Issuance of common stock for 401(k) matching contribution	41	—	230	—	—	—	—	230
Balance at December 31, 2004	12,355	$123	$50,263	$—	$(6,235)	$(175)	$(268)	$43,708
Comprehensive loss:
Net loss	—	—	—	—	(17,138)	—	—	(17,138)
Unrealized loss on marketable securities	—	—	—	—	—	29	—	29
Issuance of common stock in private placement, net	2,470	25	7,631	—	—	—	—	7,656
Investment by Accerlys,Inc.	—	—	46	—	—	—	—	46
Forfeiture of restricted stock	(2)	—	(21)	—	—	—	21	—
Amortization of deferred compensation	—	—	—	—	—	—	118	118
Issuance of common stock for exercise of stock options	51	1	126	—	—	—	—	127
Accelerated vesting of stock options	—	—	227	—	—	—	—	227
Issuance of common stock for ESPP	22	—	90	—	—	—	—	90
Issuance of common stock for 401(k) matching contribution	93	1	389	—	—	—	—	390
Balance at December 31, 2005	14,989	$150	$58,751	$—	$(23,373)	$(146)	$(129)	$35,253

See accompanying notes to these financial statements.

Pharmacopeia Drug Discovery, Inc.

Statements of Cash Flows

(Amounts in thousands)

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,138)	$(17,420)	$(2,848)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,237	1,911	1,718
Contribution of stock to 401(k) Plan	390	230	—
Amortization of deferred compensation	118	87	—
Accelerated vesting of options	227	—	—
Gain on sale of property and equipment	(34)	—	—
Changes in assets and liabilities:
Accounts receivable	(1,194)	1,240	(1,940)
Prepaid expenses and other current assets	291	97	230
Other assets	(43)	(21)	84
Accounts payable	(302)	(1,395)	1,663
Accrued liabilities	476	1,923	(110)
Restructuring reserve	(2,460)	3,826	—
Deferred revenue	(9)	516	(3,577)
Net cash used in operating activities	(17,441)	(9,006)	(4,780)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(1,060)	(7,137)	(4,163)
Purchases of marketable securities	(10,536)	(25,094)	—
Proceeds from sale and maturities of marketable securities	12,591	45,859	—
Proceeds from sale of property and equipment	34	—	—
Net cash provided by (used in) investing activities	1,029	13,628	(4,163)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	7,873	542	—
Investment by Accelrys, Inc.	46	14,485	2,730
Net cash provided by financing activities	7,919	15,027	2,730
Net (decrease) increase in cash and equivalents	(8,493)	19,649	(6,213)
Cash and equivalents, beginning of period	20,173	524	6,737
Cash and equivalents, end of period	$11,680	$20,173	$524
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—	$—
Income tax	$81	$3	$190

Included in the capital contribution by Accelrys upon distribution on April 30, 2004 was $41,652 of marketable securities.

See accompanying notes to these financial statements.

Pharmacopeia Drug Discovery, Inc.

Notes to Financial Statements

1.   Background and Basis of Presentation

Pharmacopeia Drug Discovery, Inc. (“Pharmacopeia” or the “Company”) was incorporated in 2002 as a wholly owned subsidiary of Accelrys, Inc. (“Accelrys”), formerly Pharmacopeia, Inc. On April 30, 2004 (“the distribution date”), Accelrys spun-off 100 percent of the shares of Pharmacopeia in a pro rata tax-free distribution and distributed to its stockholders of record one share of Pharmacopeia common stock for every two shares of Accelrys common stock held. A total of 12,181,471 shares were distributed.

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

Pharmacopeia is committed to creating and delivering novel therapeutics to address significant medical needs. Using proprietary technologies and processes, the Company seeks to identify, optimize and develop novel drug candidates through its own internally-funded drug discovery programs and in collaborations with major pharmaceutical and biotechnology companies. The Company’s collaborative research efforts have resulted in a portfolio of three partnered programs (comprised of four compounds) that have been advanced into human clinical trials, with six additional programs in preclinical development. Pharmacopeia has four internal programs in advanced discovery in addition to multiple partnered programs in discovery.

Pharmacopeia’s internal proprietary research programs are primarily focused on immunobiology and immunological diseases. The Company fully funds these programs and retain intellectual property and ownership rights to any compounds discovered. At an appropriate point, the Company may license one or more of these compounds or programs to a partner (probably a larger pharmaceutical or biotechnology organization). Out-licensing at an appropriate point in the compound’s development would enable the Company to take advantage of the additional resources, expertise, technologies and commercial organization of the licensee company in order to further the development and commercialization of the compound and would provide Pharmacopeia with fees and milestone payments, as well as a share of sales or recurring royalty payments if these compounds are developed into and marketed as new commercial products. Typically, these royalty payments would be due to the Company for the length of the relevant patent life on a marketed drug. Pharmacopeia expects out-licensing could convert its proprietary programs into collaborative partnerships on terms the Company anticipates would be more favorable than its existing collaborations due to the reduction in the risk for the partner and the investment that the Company has made advancing the program to the stage at which it is licensed.

For periods prior to the distribution date, Pharmacopeia’s financial statements were derived from the financial statements and accounting records of Accelrys using the historical results of operations and historical basis of the assets and liabilities of the Company’s business. For periods prior to the distribution date, such financial statements included allocations of certain Accelrys corporate headquarter assets, liabilities and expenses relating to the Company’s business that have been transferred to the Company from Accelrys. General corporate overhead was allocated based on the Company’s revenue as a percentage of Accelrys’ total revenue. General corporate overhead primarily includes salaries and expenses for executive management, finance, legal, human resources, information services and investor relations, and was $0.7 million and $1.6 million for the years ended December 31, 2004 and 2003,

1.   Background and Basis of Presentation (Continued)

respectively. These costs are included in sales, general and administrative expenses in the accompanying statements of operations. Management believes the assumptions underlying such financial statements are reasonable. The financial statements included herein that include periods prior to the distribution date may not necessarily reflect the Company’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company during the periods presented.

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

Revenue Recognition

Contract revenue is generally recognized either (i) on a proportional performance basis, for contracts specifying payment for services over a given period, or (ii) as services are performed under the agreement for contracts specifying payment on a full-time employee basis.

Revenue earned related to up-front product and technology license fees is recognized in accordance with Staff Accounting Bulletin 104 issued by the SEC and EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables” issued by the FASB. Accordingly, amounts received under multiple-element arrangements requiring ongoing services or performance by us are recognized over the period of such services or performance.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company invests its cash with a major financial institution in money market funds, US Treasury securities and other investment grade securities such as prime-rated commercial paper.

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

2.   Significant Accounting Policies (Continued)

value with unrealized gains or losses reported in accumulated other comprehensive income (loss) in stockholders’ equity.

Marketable securities consisted of the following (in thousands):

	December 31,
	2005			2004
	Amortized	Market	Unrealized	Amortized	Market	Unrealized
	Cost	Value	Loss	Cost	Value	Loss
Obligations of U.S. Government Agencies	$7,614	$7,554	$(60)	$10,764	$10,649	$(115)
U.S. corporate-debt securities	7,236	7,168	(68)	6,141	6,114	(27)
U.S. Treasury Securities	3,982	3,964	(18)	3,982	3,949	(33)
	$18,832	$18,686	$(146)	$20,887	$20,712	$(175)

Available-for-sale market securities by contractual maturity at December 31, 2005 are as follows (in thousands):

Due within one year	$15,666
Due after one year through five years	3,020
$18,686

Accounts Receivable

Accounts receivable include billed and unbilled receivables from customers. Unbilled receivables results from timing differences between the recognition of revenue in accordance with our revenue recognition policies and an agreed upon billing schedule with our customers. At December 31, 2005 and 2004 we had $200 thousand and $975 thousand in unbilled receivables, respectively.

Property and Equipment

Property and equipment,which consists of laboratory equipment, computers and software, furniture, fixtures and other equipment, is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Assets under capital leases are amortized over their estimated useful life or the applicable lease period, whichever period is shorter. The Company amortizes leasehold improvements over the shorter of their estimated useful lives or the remaining term of the related lease. Repair and maintenance costs are charged to expense as incurred.

Research and Development Costs

Research and development costs consist of labor, materials, contracted services, and allocated facility costs that are incurred in connection with internally funded drug discovery programs. Internal drug discovery programs are focused on the creation of new small molecule therapeutics using proprietary technologies and the Company’s proprietary collection of compounds to identify and optimize novel drug candidates. All research and development costs are charged to operations as incurred.

Impairment of Long-Lived Assets

The Company reviews the recoverability of the carrying value of long-lived assets, primarily property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

2.   Significant Accounting Policies (Continued)

Should indicators of impairment exist, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of an asset is adjusted to fair value if its expected future undiscounted cash flow is less than its book value. The Company has identified no such impairment losses as of December 31, 2005, 2004 and 2003.

Leases

The Company accounts for its operating leases in accordance with SFAS No. 13, “Accounting for Leases, as amended” and FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”. As such, the Company records the total determinable rental payments due under the lease on a straight-line basis over the lease term. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease. Common area maintenance costs are charged to expense as incurred.

Concentrations of Risk

For the years ended December 31, 2005, 2004 and 2003, the Company’s research collaborations with Schering Corporation and Schering-Plough Ltd., accounted for 48%, 58% and 47%, respectively, of revenue. The Company’s longstanding research collaborations with Schering-Plough will reach maturity in August 2006. Currently the Company is planning for full-time employee (FTE) funding from the Schering-Plough collaborations ceasing at that time. Pharmacopeia will continue to be entitled to payments resulting from the successful achievement by Schering-Plough, if any, of preclinical and clinical milestones as well as royalty payments from sales, if any, of products resulting from compounds the Company has already delivered and Schering-Plough has accepted under the collaborations. Research funding from the Schering-Plough agreements is  recognized as revenue as services are performed. Milestone payments will be recognized as revenue when the milestones are achieved. The expiration of this agreement, should the revenue not be supplemented or replaced, would have a material adverse effect on the Company’s business as it is currently conducted, its financial condition, and its results of operations because of the resulting decrease in its revenue.

For the years ended December 31, 2005, 2004 and 2003, the Company’s research collaborations with Organon accounted for 32%, 23%, and 18%, respectively, of revenue. The principal agreement with Organon, entered into in February 2002, has a stated research term of five years. Under this agreement, Pharmacopeia receives research funding to conduct its drug discovery activities to identify and optimize new drug candidates for multiple therapeutic targets provided by Organon. This revenue is recognized on a straight-line basis over the term of the collaboration. The Company may receive milestones upon the successful achievement of preclinical and clinical milestones. These milestones will be recognized as revenue when the milestones are achieved. Upon successful commercialization of any product resulting from this relationship, Pharmacopeia will be entitled to receive royalties on sales of that product. The expiration of this agreement, should the revenue not be supplemented or replaced, would have a material adverse effect on the Company’s business as it is currently conducted, our financial condition, and its results of operations because of the resulting decrease in its revenue.

For the years ended December 31, 2004 and 2003, the Company’s research collaborations with Novartis AG accounted for 2% and 11% of revenue. During the year December 31, 2005, the Company derived no revenue from its research collaborations with Novartis AG.

No other customer accounted for more than 10% of total revenue in any of the years ended December 31, 2005, 2004, or 2003.

2.   Significant Accounting Policies (Continued)

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

The following table sets forth the computation of basic and diluted net loss per share as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003
Numerator:
Net loss	$(17,138)	$(17,420)	$(2,848)
Denominator:
Weighted average shares outstanding and denominator for basic and diluted earnings per share	13,513,582	12,212,289	12,155,751
Net loss per share:
Basic and diluted	$(1.27)	$(1.43)	$(0.23)

Dilutive common stock equivalents would include the dilutive effects of common stock options, warrants for common stock equivalents, and restricted stock that has not yet fully vested. Potentially dilutive common stock equivalents totaled approximately 3,381,000, 2,884,000, and 3,617,000 shares for the years ended December 31, 2005, 2004, and 2003, respectively. Potentially dilutive common stock equivalents were excluded from the 2005, 2004, and 2003 diluted earnings per share denominator because of their anti-dilutive effect.

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

SFAS 123 requires pro forma information regarding net income (loss) and earnings per share as if the Company had accounted for its stock options and warrants granted subsequent to December 31, 1994 and shares of common stock purchased by employees in connection with the Pharmacopeia’s Employee Stock Purchase Plan (“equity awards”) under the fair value method. The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted

2.   Significant Accounting Policies (Continued)

average assumptions for the years ended December 31, 2005, 2004, and 2003 respectively: risk-free interest rates of 4.1%, 3.9% and 3.8%; expected volatility of 75%, 85%, and 86%; expected option life of 7.0, 5.8, and 6.3 years from vesting; and an expected dividend yield of 0.0% for all periods presented.

For purposes of pro forma disclosures, the estimated fair value of the equity awards is amortized to expense over the options’ vesting period. The Company’s pro forma net loss information is as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Net loss:
As reported	$(17,138)	$(17,420)	$(2,848)
Add: Stock-based employee compensation expense included in reported net loss	345	87	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,316)	(2,169)	(1,761)
Pro forma	$(20,109)	$(19,502)	$(4,609)
Basic and diluted net loss per common share:
As reported	$(1.27)	$(1.43)	$(0.23)
Pro forma	$(1.49)	$(1.60)	$(0.38)

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share Based Payment” (“SFAS 123R”). This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.”  This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first interim reporting period that begins after December 15, 2005.

SFAS 123R permits public companies to choose between the following two adoption methods:

1.                A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or

2.                A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will be depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions. For information about what our reported results of operations and earnings per share would have been had we adopted

2.   Significant Accounting Policies (Continued)

SFAS 123, please see the disclosure under the  “Stock-Based Compensation” section of Note 2 in the Notes to Financial Statements above.

Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position or our cash flows. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Based upon outstanding share-based award grants through December 31, 2005, and future share-based award grants remaining at levels consistent with prior years, we expect that the adoption under the modified prospective method will approximate the proforma expense previously disclosed under SFAS 123.

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

Master Separation and Distribution Agreement

The Company entered into a master separation and distribution agreement with Accelrys providing for, among other things, certain corporate transactions required to effect the distribution and other arrangements between the Company and Accelrys subsequent to the distribution. In particular, the agreement provided for ownership of the business, assets and liabilities necessary for ownership of the continuation of the Company’s business, directly or indirectly, by the Company, and Accelrys’ remaining business assets and liabilities, directly or indirectly, by Accelrys.

Transition Services Agreement

The Company entered into a transition services agreement with Accelrys, pursuant to which Accelrys provided Pharmacopeia and Pharmacopeia  provided Accelrys certain services during a transition period that commenced on the distribution date. The obligation to provide services terminated on the first anniversary of the distribution date.

Under the terms of the transition services agreement, Accelrys provided the Company with business development, financial information systems advice and support, support for the maintenance of corporate records and personnel administration and services. Pharmacopeia provided Accelrys with office space during the transition period.

The transition services agreement also provided that Accelrys make available a sum of $1 million to be held as a “Services Fund” in a segregated account, in trust for the benefit of Pharmacopeia and Accelrys.

In 2004, the Company used approximately $500 thousand of the Services Fund to acquire a financial software system appropriate for its business. In 2005, the Company used approximately $29 thousand of the Services Fund to update its corporate website. The remaining balance under the Services Fund was

3.   Spin-off of Pharmacopeia Drug Discovery, Inc. (Continued)

returned to Accelrys in 2005. Under the transition services agreement, these services were performed at no cost to either Accelrys or the Company.

In addition, Accelrys made aggregate capital contributions of $17 thousand and $733 thousand during the years ended December 31, 2005 and 2004, respectively. These contributions related to costs, expenses, and fees associated with the Company’s consolidation of its facilities.

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

Under the employee matters agreement, the Company and Accelrys identified those current and former employees employed (or, in the case of former employees, who were employed) in the Accelrys business and those employees employed in the Pharmacopeia business. Pharmacopeia assumed all the employee benefit plans, workers compensation, unemployment compensation, bonus, fringe benefit and vacation accruals, which related to its current and former employees as of the distribution date. The

3.   Spin-off of Pharmacopeia Drug Discovery, Inc. (Continued)

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

4.   Related Party Transactions

The Company entered into a transition services agreement with Accelrys, pursuant to which Accelrys provided Pharmacopeia and Pharmacopeia  provided Accelrys certain services during a transition period that commenced on the distribution date. The obligation to provide services terminated on the first anniversary of the distribution date. Under the transition services agreement these services were performed at no cost to either Accelrys or the Company.

The transition services agreement provided the Company with a license in perpetuity to use the name and trademark of Pharmacopeia. The transition services agreement also grants the Company the option to purchase Pharmacopeia’s name and trademark for nominal consideration in the event Pharmacopeia changes its name.

A stockholder and member of Pharmacopeia’s Board of Directors is also a partner in an outside law firm that provides legal services to Pharmacopeia. For the years ended December 31, 2005, 2004, and 2003 Pharmacopeia expended a total of $324 thousand, $206 thousand, and $500 thousand, respectively, in fees related to services provided by such firm.

4.   Related Party Transactions (Continued)

A member of Pharmacopeia’s Board of Directors also serves as Chair of Pharmacopeia’s Scientific Advisory Board. For the years ended December 31, 2005, 2004, and 2003 Pharmacopeia expended a total of $36 thousand, $44 thousand, and $75 thousand, respectively, in fees related to his services as chair.

The Company’s Chairman is also Chairman of the Board of Directors of a collaborator. For the years ended December 31, 2005, 2004 and 2003 the Company recorded revenue of $1.0 million, $1.1 million, and $0.1 million respectively, for collaborative research and development provided to that collaborator.

5.   Composition of Certain Financial Captions

Property and equipment consist of the following (in thousands):

	December 31,
	2005	2004
Laboratory equipment	$13,726	$13,310
Furniture, fixtures and equipment	1,905	1,921
Computers and software	4,276	3,808
Leasehold improvements	11,664	11,495
Construction-in-progress	303	598
	31,874	31,132
Accumulated depreciation and amortization	21,326	19,407
Property and equipment, net	$10,548	$11,725

Accrued liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Payroll and other compensation	$1,926	$1,443
Severance	595	—
Royalties	143	125
Columbia reserve	500	1,000
Other	186	306
	$3,350	$2,874

6.   Income Taxes

For periods presented prior to the spin-off, the Company had been included in the tax returns of Accelrys. For financial reporting purposes, income tax expense and related deferred income tax have been calculated as if the Company had been a separate entity and had prepared its own separate tax return.

The Company accounts for income taxes using the liability method. Under the liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the carrying amounts and the tax basis of existing assets and liabilities.

6.   Income Taxes (Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$15,301	$7,307
Accruals and reserves	951	2,066
Gross deferred tax asset	16,252	9,373
Deferred tax liability:
Fixed assets	1,116	747
Net asset before valuation allowance	15,136	8,626
Valuation allowance	(15,136)	(8,626)
Net deferred tax asset	$—	$—

As of December 31, 2005, the Company had U.S. federal net operating loss carryforwards of approximately $39.1 million. The U.S. federal net operating losses begin to expire in 2022, if not fully utilized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss. For the year ended December 31, 2005, approximately $54 thousand of net operating losses relate to stock option deductions which will result in an increase to paid-in capital and a decrease in income taxes payable at such time the tax benefit is realized. A valuation allowance has been established for the net deferred tax assets due to the Company’s lack of earnings history.

The (benefit) provision for income taxes consists of the following (in thousands):

	Years ended December 31,
	2005	2004	2003
Current:
State	$(234)	$(110)	$69
Foreign	—	—	190
Total	$(234)	$(110)	$259

The benefit for state income taxes for the years ended December 31, 2005 and 2004 represents the sale by the Company of a portion of its 2004, 2003, and 2002 state net operating losses, from which the Company realized $267 thousand and $155 thousand, respectively, offset by amounts due for state alternative minimum taxes.

The following reconciles income taxes computed at the U.S. statutory federal tax rate to the Company’s provision for the income taxes from continuing operations (in thousands):

	Years ended December 31,
	2005	2004	2003
Tax (benefit) expense at U.S. statutory rate	$(5,906)	$(5,960)	$(711)
State income taxes, net of federal income tax benefit	(1,097)	(883)	(125)
Change in valuation allowance	6,510	6,177	1,095
Other	259	556
(Benefit) provision for income taxes	$(234)	$(110)	$259

7.   Private Placement

On July 28, 2005, the Company entered into purchase agreements to sell an aggregate 2,470,000 shares of newly issued common stock (the “Shares”) to institutional investors (collectively, the

7.   Private Placement (Continued)

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

8.   Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the issuance of up to 2,500,000 shares of preferred stock, $0.01 par value, per share. As of December 31, 2005 and 2004, no shares of preferred stock were outstanding.

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

The Company’s board of directors adopted a stockholder rights plan (the “rights plan”) in April 2004. Under the rights plan, preferred stock purchase rights (each a “right’) were distributed as a dividend at the rate of one right for each share of common stock outstanding as of the close of business on April 6, 2004

8.   Preferred Stock (Continued)

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

9.   Stock Plans

Pharmacopeia has two Stock Plans, the 2004 Stock Incentive Plan (the ‘‘Plan’’), which was approved by the Company’s Board of Directors on April 6, 2004, and the 2004 Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s Board of Directors on May 1, 2004.

In accordance with the Plan, Pharmacopeia may grant up to an aggregate of 2,400,000 shares of stock options, restricted stock, common stock, performance awards, deferred stock units and stock appreciation rights to officers, directors, employees, sales representatives and consultants of Pharmacopeia. Under the Plan no more than 500,000 shares of Incentive Stock Options and 400,000 shares of stock awards and performance shares may be granted. The term of each incentive and non-qualified stock option is ten years. Vesting generally occurs over a period of not greater than five years. At December 31, 2005, there were approximately 1,435,000 shares available for future grants under the Plan.

In 2004, the Company adopted the ESPP under Section 423 of the Internal Revenue code. The Company reserved 250,000 shares of common stock for offering under the ESPP. In 2005, approximately 22,000 shares of common stock were purchased at $4.11 per share. Effective May 31, 2005 the ESPP was terminated by the Company.

Prior to the spin-off, the Board of Directors resolved to adopt the following Accelrys stock option plans: the 1994 Incentive Stock Plan, the 1995 Director’s Option Plan, and the 2000 Stock Option Plan under which grants of options and restricted stock had been made to Pharmacopeia employees. Generally, all outstanding options to purchase Accelrys common stock under these Accelrys Stock Option Plans were converted to options to purchase Pharmacopeia stock, in order to maintain the then existing intrinsic value and maintain the ratio of the then existing exercise price per share to the market value per share in accordance with applicable accounting standards. No additional options may be granted to Pharmacopeia employees from these plans. As of December 31, 2005 there were approximately 3,315,000 shares underlying options made under these plans. As of December 31, 2005 there were approximately 10,000 shares of restricted stock outstanding from these plans.

9.   Stock Plans (Continued)

A summary of the stock option activity and weighted average exercise prices follows (in thousands, except per share amounts):

	Years ended December 31,
	2005		2004		2003
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year:	3,933	$7.10	3,617	$6.84	2,757	$8.01
Granted	568	$4.89	737	$7.18	860	$3.10
Exercised	(51)	$2.26	(86)	$3.27	—	$0.00
Expired	(170)	$8.22	(335)	$5.48	—	$0.00
Outstanding at end of year:	4,280	$6.83	3,933	$7.10	3,617	$6.84
Exercisable at end of year	3,247		2,524		1,873
Weighted average fair value of options granted during the year		$3.53		$5.22		$2.33

A summary of stock options outstanding and exercisable as of December 31, 2005 follows (in thousands, except per share amounts):

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00-$5.00	1,536	5.06	$3.76	1,150	$3.67
$5.01-$10.00	2,322	5.29	$6.72	1,676	$7.01
$10.01-$15.00	62	3.73	$12.27	61	$12.28
$15.01-$20.00	360	4.02	$19.74	360	$19.74
	4,280	5.07	$6.83	3,247	$7.34

10.   Deferred Compensation and Retirement Savings Plans

The Company maintains a deferred compensation plan for certain officers and members of the Board of Directors. Under the employee matters agreement entered into at the time of the Company’s spin-off from Accelrys, effective as of April 30, 2004, the Company assumed all liabilities of its current and former employees under the deferred compensation plan.

The employee matters agreement also provided that the assets relating to the current and former employees under the deferred compensation plan would be transferred to the Company or a rabbi trust designated by the Company as soon as practicable following the effective date of the spin-off. The transfer of assets had not taken place as of December 31, 2004, therefore, the Company recorded a receivable from Accelrys for these assets and the related liability on its balance sheet as of December 31, 2004. The transfer of these assets was completed in 2005. Effective December 31, 2004, participation in the deferred compensation plan was frozen and no further contributions may be made into the plan.

10.   Deferred Compensation and Retirement Savings Plans (Continued)

The Company has an employee savings and retirement plan (the “401(k) Plan”) that is intended to be a tax-qualified plan covering substantially all employees. Under the terms of the 401(k) Plan, employees may elect to contribute up to 20% of their compensation, or the statutory prescribed limit, if less. The Company may, at its discretion, match employee contributions up to a maximum of 3% of the employee’s compensation, subject to certain plan limits. Employer contributions, made up entirely of Company common stock, totaled $390 thousand and $230 thousand for the years ended December 31, 2005 and 2004, respectively.

11.   Commitments and Contingencies

Operating Leases

The Company has two operating leases for office and laboratory space, which expire in 2016. The leases for the Company’s facilities in New Jersey provide generally for scheduled rent increases and options to extend the leases with certain changes to the terms of the lease agreement. Additionally the Company has leased through April 30, 2006 a facility, which space is currently unused. Rent and Common Area Maintenance expense under operating leases for 2005, 2004, and 2003 was approximately $2.1 million, $2.3 million and $3.2 million, respectively. These amounts were net of sublease income from Accelrys of $5 thousand and $20 thousand in 2004 and 2003, respectively. There was no sublease income in 2005.

Future minimum lease commitments at December 31, 2005 are as follows (in thousands):

Total
2006	$2,675
2007	2,035
2008	2,035
2009	2,035
2010	2,035
Thereafter	11,268
$22,083

Royalties/Columbia Dispute

In accordance with FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss” the Company accrued and recognized as operating expense a charge of $1.0 million for the year ended December 31, 2004 for the probable outcome of the resolution of a dispute between the Company, on the one hand, and the Trustees of Columbia University in the City of New York (“Columbia”) and Cold Spring Harbor Laboratory (“Cold Spring”), on the other hand, in connection with the License Agreement (the “Original Agreement”) dated July 16, 1993 and as amended October 6, 1995 among them.

On May 24, 2005, the parties to the Original Agreement entered into a license agreement (the “Agreement”) that amended and restated the Original Agreement. The Agreement provides that in connection with the resolution of the dispute the Company will pay Columbia and Cold Spring an aggregate of $1.0 million dollars in two installments of $500 thousand.

The first installment was paid in June 2005. As of December 31, 2005, the remaining $500 thousand obligation to be paid to Columbia and Cold Spring, in connection with the Agreement, is included in accrued liabilities on the Company’s balance sheet.

11.   Commitments and Contingencies (Continued)

Under the Agreement, the Company has an exclusive license for technology used in its proprietary combinatorial chemistry encoding technology, Encoded Combinatorial Libraries on Polymeric Support, or ECLiPS®. The Agreement obligates the Company to pay a minimum annual license fee of $100 thousand to Columbia and Cold Spring. In 2005, 2004, and 2003 the Company incurred related royalties and license fees totaling $0.1 million, $0.3 million, and $0.6 million, respectively. The Agreement ends on the later of (i)  July 16, 2013 or (ii) the expiration of the last patent relating to the technology, at which time the Company will have a fully paid license to the technology. The license granted to the Company under the Agreement can be terminated by Columbia and Cold Spring (i) upon 30 days written notice to the Company if the Company materially breaches the Agreement and the Company fails to cure such material breach in accordance with the Agreement or (ii) if the Company commits any act of bankruptcy, becomes insolvent, files a petition under any bankruptcy or insolvency act or has any such petition filed against it that is not dismissed within 60 days. The Company is obligated to pay royalties to Columbia and Cold Spring based upon net sales of pharmaceutical products the Company develops as well as a percentage of all other payments (such as milestones and royalties) the Company receives from customers in cases in which the Company has utilized the technology licensed from Columbia and Cold Spring.

12.   Business Segment and Geographical Information

The Company classifies its business operations in one operating segment. All of the Company’s revenues are generated from this segment. Revenue was derived from customers located in the following geographic regions:

	Years ended December 31,
	2005	2004	2003
Customers located in:
United States	39%	41%	32%
Europe	60%	56%	60%
Asia	1%	3%	8%

13.   Restructuring and severance obligations

During the year ended December 31, 2005 the Company incurred approximately $1.5 million of  expense related to severance payable to two former executives of the Company. These charges consisted of $1.3 million in connection with cash payment obligations to these former executives, as well as a noncash charge of  $0.2 million related to the accelerated vesting of their stock compensation. These expenses were classified as sales, general and administrative expense in the Company’s Statement of Operations. The remaining severance obligation to these  individuals was $0.6 million at December 31, 2005. This liability is classified under accrued liabilities in the Company’s Balance Sheet as of December 31, 2005.

During the year ended December 31, 2004, the Company executed a restructuring plan for the purpose of making its research and development activities more efficient by eliminating unnecessary facilities. Also a reduction in force of six administrative Pharmacopeia employees occurred during that year. As a result, restructuring related charges of approximately $5.9 million, as outlined below, were recognized as operating expense during the year ended December 31, 2004.

13.   Restructuring and severance obligations (Continued)

The following table summarizes the activity and balance of the restructuring reserve at December 31, 2005 (dollars in thousands)

	Severance Cost for Involuntary Employee Terminations	Costs to Exit Leased Facility	Total
Restructuring charges	$132	$5,718	$5,850
Utilization of Reserves:
Cash payments	(132)	(1,892)	(2,024)
Write-off leasehold improvements	—	(458)	(458)
Balance at December 31, 2004	$—	$3,368	$3,368
Utilization of Reserves:
Cash payments	—	(2,460)	(2,460)
Balance at December 31, 2005	$—	$908	$908

In addition, the Company recorded  a charge of $97 thousand in the year ended December 31, 2004 in connection with payment of a deferred compensation bonus.

14.   Selected Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	2005
	March 31	June 30	Sept. 30	Dec. 31
Net revenue	$5,691	$5,231	$3,908	$5,573
Net loss	(4,640)	(4,710)	(4,737)	(3,051)
Per common share:
Net loss
—Basic	$(0.38)	$(0.38)	$(0.33)	$(0.20)
—Diluted	$(0.38)	$(0.38)	$(0.33)	$(0.20)

	2004
	March 31	June 30	Sept. 30	Dec. 31
Net revenue	$5,369	$5,107	$6,376	$7,507
Net loss	(9,936)	(3,461)	(2,896)	(1,127)
Per common share:
Net loss
—Basic	$(0.82)	$(0.28)	$(0.24)	$(0.09)
—Diluted	$(0.82)	$(0.28)	$(0.24)	$(0.09)

14.   Selected Quarterly Financial Information (unaudited) (Continued)

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.        CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005. There were no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2005.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning the Company’s directors and executive officers is incorporated by reference from the Company’s Proxy Statement (the Proxy Statement) related to the Annual Meeting of Stockholders to be held on May 4, 2006.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the section entitled “Executive Compensation” in the Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is incorporated by reference from the section entitled “Stock Ownership of Principal Stockholders and Management” in the Proxy Statement.

OTHER FORMS OF COMPENSATION
2005 Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	4,280,000	$6.83	1,435,000
Equity compensation plans not approved by security holders(2)	0	0	0
Total	4,280,000	$6.83	1,435,000

(1)           Includes approximately 3,315,000 options outstanding from the following Accelrys stock option plans: the 1994 Incentive Stock Plan, the 1995 Director’s Option Plan, and the 2000 Stock Option Plan, under which grants of options had been made to Pharmacopeia employees. Prior to the spin-off our Board of Directors resolved to adopt these Accelrys stock option plans. Generally, any outstanding options to purchase Accelrys common stock under these plans have been converted to maintain the then existing intrinsic value and maintain the ratio of the then existing exercise price per share to the market value per share in accordance with applicable accounting standards. No additional options may be granted to Pharmacopeia employees from these plans. The remaining approximately 965,000 shares reflects options outstanding under the Pharmacopeia Drug Discovery 2004 Stock Incentive Plan.

(2)           The Company’s 2004 Employee Stock Purchase Plan (“ESPP”). The ESPP was terminated effective as of May 31, 2005.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the section entitled “Audit Committee Report and Payment of Fees to Auditors—Auditor Fees” in the Proxy Statement.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)   Financial Statements

The following Financial Statements are included:

(a)(2)   Exhibits:

EXHIBIT NO.	DESCRIPTION
2.1

Master Separation and Distribution Agreement between Pharmacopeia, Inc., Accelrys Inc. and Pharmacopeia Drug Discovery, Inc., dated April 30, 2004 (incorporated by reference to Exhibit 2.1 to Pharmacopeia Drug Discovery, Inc.’s Report on Form 8-K, filed May 3, 2004).

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

10.1

Transition Services Agreement between Pharmacopeia, Inc., Accelrys Inc. and Pharmacopeia Drug Discovery, Inc., dated April 30, 2004 (incorporated by reference to Exhibit 10.1 to Pharmacopeia Drug Discovery, Inc.’s Report on Form 8-K, filed May 3, 2004).

10.2

Tax Sharing and Indemnification Agreement between Pharmacopeia, Inc. and Pharmacopeia Drug Discovery, Inc., dated April 30, 2004 (incorporated by reference to Exhibit 10.2 to Pharmacopeia Drug Discovery, Inc.’s Report on Form 8-K, filed May 3, 2004).

10.3

Employee Matters Agreement between Pharmacopeia, Inc. and Pharmacopeia Drug Discovery, Inc., dated April 30, 2004 (incorporated by reference to Exhibit 10.3 to Pharmacopeia Drug Discovery, Inc.’s Report on Form 8-K, filed May 3, 2004).

10.4

Patent and Software License Agreement between Pharmacopeia, Inc., Accelrys Inc. and Pharmacopeia Drug Discovery, Inc., dated April 30, 2004 (incorporated by reference to Exhibit 10.4 to Pharmacopeia Drug Discovery, Inc.’s Report on Form 8-K, filed May 3, 2004).

10.5

Form of Pharmacopeia Drug Discovery, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Pharmacopeia Drug Discovery, Inc.’s Registration Statement on Form 10 (Reg. No. 000-50523)).(3)

10.5(a)	Amended 1994 Incentive Stock Plan of Pharmacopeia, Inc. (incorporated by Reference to Exhibit 10.5 to Accelrys Inc.’s Report on Form 10-K for the year ended December 31, 1995).(3)
10.5(b)	Amendment No. 1 to the 1994 Incentive Stock Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.1(a) to Accelrys Inc.’s Report on Form 10-K for the year ended December 31, 2000).(3)
10.5(c)	Amendment No. 2 to the 1994 Incentive Stock Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.5(c) to Accelrys Inc.’s Report on Form 10-K for the year ended December 31, 2000).(3)
10.5(d)	Amendment No. 3 to the 1994 Incentive Stock Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.5(a) to Accelrys Inc.’s Report on Form 10-Q for the quarter ended June 30, 1997).(3)
10.5(e)	Amendment No. 4 to the 1994 Incentive Stock Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.1(d) to Accelrys Inc.’s Report on Form 10-K for the year ended December 31, 2000).(3)
10.5(f)	Amendment No. 5 to the 1994 Incentive Stock Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.1(e) to Accelrys Inc.’s Report on Form 10-K for the year ended December 31, 2000).(3)
10.5(g)	Amendment No. 6 to the 1994 Incentive Stock Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.1(f) to Accelrys Inc.’s Report on Form 10-K for the year ended December 31, 2000).(3)
10.5(h)	Amendment No. 7 to the 1994 Incentive Stock Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.1(g) to Accelrys Inc.’s Report on Form 10-K for the year ended December 31, 2000).(3)
10.5(i)	Amendment No. 8 to the 1994 Incentive Stock Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.54 to Accelrys Inc.’s Report on Form 10-Q for the quarter ended June 30, 2000).(3)
10.5(j)	Amendment No. 9 to the 1994 Incentive Stock Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.1(i) to Accelrys Inc.’s Report on Form 10-Q for the quarter ended March 31, 2002).(3)
10.5(k)	1995 Director Option Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.7 to the Accelrys Inc. Registration Statement on Form S-1 (Reg. No. 33-98246)).(3)
10.5(l)	Amendment No. 1 to 1995 Director Option Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.3(a) to Accelrys Inc.’s report on form 10-K for the year ended December 31, 2000).(3)
10.5(m)	Amendment No. 2 to the 1995 Director Option Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.3(b) to Accelrys Inc.’s report on Form 10-Q for the quarter ended March 31, 2001).(3)
10.5(n)	Pharmacopeia, Inc. 2000 Stock Option Plan (incorporated by reference to Accelrys Inc.’s Report on Form 10-K for the year ended December 31, 2000).(3)
10.6

Rights Agreement between Pharmacopeia Drug Discovery, Inc. and American Stock Transfer & Trust Company, dated April 30, 2004 (incorporated by reference to Exhibit 10.5 to Pharmacopeia Drug Discovery, Inc.’s Report on Form 8-K, filed May 3, 2004).

10.7

Collaboration and License Agreement, dated as of July 9, 2003 and effective August 8, 2003, between Pharmacopeia, Inc. and Schering-Plough Ltd. (incorporated by reference to Exhibit 10.32 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended September 30, 2003).(2)

10.8

Collaboration and License Agreement, dated as of July 9, 2003 and effective August 8, 2003, between Pharmacopeia, Inc. and Schering Corporation (incorporated by reference to Exhibit 10.33 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended September 30, 2003).(2)

10.9

Collaboration and License Agreement dated February 25, 2002 between Pharmacopeia, Inc. and N.V. Organon (incorporated by reference to Exhibit 10.28 to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 2001).(2)

10.10

Letter Agreement, dated July 13, 2005, between Pharmacopeia Drug Discovery, Inc. and N.V. Organon (incorporated by reference to Exhibit 10.1 to Pharmacopeia Drug Discovery Inc.’s Report on Form 8-K, filed July 18, 2005).

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

10.13

Lease Agreement, dated May 1, 1999, between Pharmacopeia, Inc. and South Brunswick Rental I, LTD (incorporated by reference to Exhibit 10.49 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended June 30, 1999).

10.14

License Agreement, amended and restated as of July 1, 2003, among The Trustees of Columbia University in the City of New York, Cold Spring Harbor Laboratory and Pharmacopeia Drug Discovery, Inc. (incorporated by reference to Exhibit 10.2 to Pharmacopeia Drug Discovery Inc.’s Report on Form 10-Q for the quarter ended June 30, 2005).(2)

10.15

Form of Purchase Agreement dated July 27, 2005 between Pharmacopeia Drug Discovery, Inc. and the Purchasers set forth therein (incorporated by reference to Exhibit 10.1 to Pharmacopeia Drug Discovery Inc.’s Report on Form 8-K, filed August 2, 2005).

10.16

Consulting Agreement, dated March 1993, between Pharmacopeia, Inc. and Paul A. Bartlett, with letter of automatic renewal, dated March 27, 2003 (incorporated by reference to Exhibit 10.14 to Pharmacopeia Drug Discovery, Inc.’s Registration Statement on Form 10 (Reg. No. 000-50523)).(3)

10.17

Severance Agreement, dated March 24, 2004, between Pharmacopeia Drug Discovery, Inc. and Stephen A. Spearman, Ph.D. (incorporated by reference to Exhibit 10.15 to Pharmacopeia Drug Discovery, Inc.’s Registration Statement on Form 10 (Reg. No. 000-50523)).(3)

10.18

Severance Agreement, dated August 26, 2005, between Pharmacopeia Drug Discovery, Inc. and William J. DeLorbe, Ph.D. (incorporated by reference to Exhibit 10.1 to Pharmacopeia Drug Discovery Inc.’s Report on Form 8-K, filed August 26, 2005).(3)

10.19

Amendment, dated November 3, 2005, to Severance Agreement, dated August 26, 2005 between Pharmacopeia Drug Discovery, Inc. and William J. DeLorbe (incorporated by reference to Exhibit 10.2 to Pharmacopeia Drug Discovery Inc.’s Report on Form 10-Q for the quarter ended September 30, 2005).(3)

10.20

Form of Indemnity Agreement between Pharmacopeia Drug Discovery, Inc. and its directors and executive officers. (incorporated by reference to Exhibit 3.3 to Pharmacopeia Drug Discovery, Inc.’s Registration Statement on Form 10 (Reg. No. 000-50523)).(3)

10.21

Employment Agreement between Pharmacopeia Drug Discovery, Inc. and Leslie Johnston Browne, Ph.D., amended and restated as of February 27, 2006 (incorporated by reference to Exhibit 10.1 to Pharmacopeia Drug Discovery, Inc.’s Report on Form 8-K filed on February 27, 2006).(3)

10.22

Letter Agreement, dated November 15, 2004, between Pharmacopeia Drug Discovery, Inc. and Stephen C. Costalas (incorporated by reference to Exhibit 10.22 to Pharmacopeia Drug Discovery Inc.’s Report on Form 10-K for the year ended December 31, 2004).(3)

10.23

Severance Agreement, dated December 2, 2004, between Pharmacopeia Drug Discovery, Inc. and Stephen C. Costalas (incorporated by reference to Exhibit 10.23 to Pharmacopeia Drug Discovery Inc.’s Report on Form 10-K for the year ended December 31, 2004).(3)

10.24

Amendment, dated November 3, 2005, to Severance Agreement, dated December 2, 2004 between Pharmacopeia Drug Discovery, Inc. and Stephen C. Costalas (incorporated by reference to Exhibit 10.1 to Pharmacopeia Drug Discovery Inc.’s Report on Form 10-Q for the quarter ended September 30, 2005).(3)

10.25

Letter Agreement, dated January 6, 2005, between Pharmacopeia Drug Discovery, Inc. and David M. Floyd (incorporated by reference to Exhibit 10.24 to Pharmacopeia Drug Discovery Inc.’s Report on Form 10-K for the year ended December 31, 2004).(3)

10.26

Severance Agreement, dated January 7, 2005, between Pharmacopeia Drug Discovery, Inc. and David M. Floyd (incorporated by reference to Exhibit 10.25 to Pharmacopeia Drug Discovery Inc.’s Report on Form 10-K for the year ended December 31, 2004).(3)

10.27

Amendment, dated November 3, 2005, to Severance Agreement, dated January 7, 2005 between Pharmacopeia Drug Discovery, Inc. and David M. Floyd (incorporated by reference to Exhibit 10.3 to Pharmacopeia Drug Discovery Inc.’s Report on Form 10-Q for the quarter ended September 30, 2005).(3)

10.28

Letter Agreement, dated June 16, 2005, between Pharmacopeia Drug Discovery, Inc. and Michio Soga (incorporated by reference to Exhibit 10.1 to Pharmacopeia Drug Discovery Inc.’s Report on Form 8-K, filed June 21, 2005).(3)

10.29

Severance Agreement, dated June 16, 2005, between Pharmacopeia Drug Discovery, Inc. and Michio Soga (incorporated by reference to Exhibit 10.2 to Pharmacopeia Drug Discovery Inc.’s Report on Form 8-K, filed June 21, 2005).(3)

10.30

Severance Agreement, dated February 8, 2005, between Pharmacopeia Drug Discovery, Inc. and Brian M. Posner (incorporated by reference to Exhibit 10.26 to Pharmacopeia Drug Discovery Inc.’s Report on Form 10-K for the year ended December 31, 2004)(3)

10.31	Letter Agreement, dated March 21, 2003, between Pharmacopeia, Inc. and Simon M. Tomlinson.(1),(3)
10.32	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Pharmacopeia Drug Discovery Inc.’s Report on Form 8-K filed on February 27, 2006).(3)
10.33	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Pharmacopeia Drug Discovery Inc.’s Report on Form 8-K filed on February 27, 2006).(3)
10.34	Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Pharmacopeia Drug Discovery Inc.’s Report on Form 8-K filed on February 28, 2005).(3)
10.35	2006 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Pharmacopeia Drug Discovery, Inc.’s Report Form 8-K filed on February 27, 2006).(3)
10.36	Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.29 to Pharmacopeia Drug Discovery Inc.’s Report on Form 10-K for the year ended December 31, 2004).(3)
10.37

Letter Agreement, dated February 25, 2004, between Pharmacopeia, Inc. and Paul A. Bartlett (incorporated by reference to Exhibit 10.30 to Pharmacopeia Drug Discovery Inc.’s Report on Form 10-K for the year ended December 31, 2004).(3)

21.1	Subsidiaries of Pharmacopeia Drug Discovery, Inc.(1)
23.1	Consent of Ernst & Young LLP.(1)

31.1

Certification of the Principal Executive Officer of Pharmacopeia Drug Discovery, Inc. pursuant to Rule 13a-l4 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2

Certification of the Principal Financial Officer of Pharmacopeia Drug Discovery, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.3

Certification of the Principal Accounting Officer of Pharmacopeia Drug Discovery, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of the Chief Executive Officer of Pharmacopeia Drug Discovery, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)
32.2	Certification of the Principal Financial Officer of Pharmacopeia Drug Discovery, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)
32.3	Certification of the Principal Accounting Officer of Pharmacopeia Drug Discovery, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1)          Filed herewith.

(2)          Confidential treatment of certain provisions of this exhibit has been requested.

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
Leslie J. Browne, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer and Authorized Signatory)
Date: March 20, 2006

Each person whose signature appears below is so signing and also makes, constitutes and appoints each of Leslie J. Browne, Ph.D., President and Chief Executive Officer of the Registrant, and Michio Soga, Executive Vice President and Chief Financial Officer, and Brian M. Posner, Vice President and Chief Accounting Officer of the Registrant, his or her true and lawful attorney in-fact, in his or her name, place and stead to execute and cause to be filed with Securities and Exchange Commission any or all amendments to this Report.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ LESLIE J. BROWNE	President and Chief Executive Officer and	March 20, 2006
Leslie J. Browne, Ph.D.	Director (Principal Executive Officer)
/s/ MICHIO SOGA	Executive Vice President and Chief Financial Officer	March 20, 2006
Michio Soga	(Principal Financial Officer)
/s/ BRIAN M. POSNER	Vice President and Chief Accounting Officer	March 20, 2006
Brian M. Posner	(Principal Accounting Officer)
/s/ JOSEPH A. MOLLICA	Chairman of the Board	March 20, 2006
Joseph A Mollica, Ph.D.
/s/ CAROL A. AMMON	Director	March 20, 2006
Carol A. Ammon
/s/ FRANK BALDINO, JR.	Director	March 20, 2006
Frank Baldino, Jr., Ph.D.
/s/ PAUL A. BARTLETT	Director	March 20, 2006
Paul A. Bartlett, Ph.D.
/s/ STEVEN J. BURAKOFF	Director	March 20, 2006
Steven J. Burakoff, M.D.

/s/ GARY E. COSTLEY	Director	March 20, 2006
Gary E. Costley, Ph.D.
/s/ JAMES J. MARINO	Director	March 20, 2006
James J. Marino, Esq.
/s/ BRUCE A. PEACOCK	Director	March 20, 2006
Bruce A. Peacock