Form 10-Q
period 2006-03-31
PHARMACOPEIA DRUG DISCOVERY INC
filed 2006-05-12
CIK 1273013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 5, 2006
Common Stock, $0.01 par value	15,280,761

PHARMACOPEIA DRUG DISCOVERY, INC.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Pharmacopeia Drug Discovery, Inc.

Balance Sheets

(Amounts in thousands, except share and per share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,419	$11,680
Marketable securities	12,137	18,686
Accounts receivable	6,627	2,256
Prepaid expenses and other current assets	882	771
Total current assets	33,065	33,393

Property and equipment, net	10,360	10,548
Deferred compensation plan assets	1,840	1,904
Other assets	174	174
Total assets	$45,439	$46,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,774	$1,112
Accrued liabilities	2,760	3,350
Restructuring reserve	286	908
Deferred revenue, current portion	4,086	3,492
Total current liabilities	8,906	8,862

Deferred compensation plan	1,840	1,904
Deferred revenue, long-term	3,966	—
Other liabilities, long-term	1,333	—

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 15,241,200 and 14,988,915 shares issued and outstanding, respectively	153	150
Additional paid-in capital	60,399	58,751
Accumulated deficit	(31,056)	(23,373)
Accumulated other comprehensive loss	(102)	(146)
Deferred compensation	—	(129)
Total stockholders’ equity	29,394	35,253
Total liabilities and stockholders’ equity	$45,439	$46,019

See accompanying notes to these unaudited financial statements

Pharmacopeia Drug Discovery, Inc.

Statements of Operations

(Amounts in thousands, except share and per share data)

	For the Three Months
	Ended March 31,
	2006	2005
	(unaudited)
Net revenue	$4,116	$5,691

Collaborative research and development expense	3,333	5,626
Proprietary research and development expense	6,292	2,241
Sales, general and administrative expense	2,447	2,663
Interest and other income, net	(281)	(209)
	11,791	10,321
Loss before income taxes	(7,675)	(4,630)
Provision for income taxes	8	10
Net loss	$(7,683)	$(4,640)

Net loss per share:
- Basic and diluted	$(0.51)	$(0.38)

Weighted average number of common stock outstanding:
- Basic and diluted	15,102,449	12,353,553

See accompanying notes to these unaudited financial statements

Pharmacopeia Drug Discovery, Inc.

Statements of Cash Flows

(Amounts in thousands)

	For the Three Months
	Ended March 31,
	2006	2005
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,683)	$(4,640)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	517	583
Contribution of stock to 401(k) Plan	124	107
Share-based compensation	415	40
Changes in assets and liabilities:
Accounts receivable	(4,371)	(1,732)
Prepaid expenses and other current assets	(111)	424
Other assets	—	(42)
Accounts payable	662	500
Accrued liabilities	743	(54)
Restructuring reserve	(622)	(708)
Deferred revenue	5,065	74
Net cash used in operating activities	(5,261)	(5,448)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(329)	(185)
Purchases of marketable securities	(1,000)	(12,922)
Proceeds from sale and maturities of marketable securities	7,593	15,979
Net cash provided by investing activities	6,264	2,872
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	736	85
Investment by Accelrys, Inc.	—	46
Net cash provided by financing activities	736	131
Net increase (decrease) in cash and equivalents	1,739	(2,445)
Cash and equivalents, beginning of period	11,680	20,173
Cash and equivalents, end of period	$13,419	$17,728

Noncash transactions for the three months ended March 31, 2006 are as follows:

•      The Company incurred research and development costs of $2 million associated with the licensing of the DARA (defined in Note 3) program from BMS (defined in Note 3). These costs have been included in accrued liabilities and other liabilities, long-term at March 31, 2006. See Note 3 to the Financial Statements for disclosure of the Company’s License Agreement with BMS.

•      The Company recorded the fair value of two warrants issued as part of its Product Development and Commercialization Agreement with GSK (defined in Note 2) as an increase to additional paid-in capital and a decrease to deferred revenue. The fair value of the warrants amounted to approximately $505 thousand. See Note 2 to the Financial Statements for disclosure of the Company’s agreement with GSK.

See accompanying notes to these unaudited financial statements

Pharmacopeia Drug Discovery, Inc.

Notes to Unaudited Financial Statements

1.   Background and Basis of Presentation

Pharmacopeia Drug Discovery, Inc. (Pharmacopeia or the Company) was incorporated in 2002 as a wholly owned subsidiary of Accelrys, Inc. (Accelrys), formerly Pharmacopeia, Inc. On April 30, 2004 (the distribution date), Accelrys spun-off 100 percent of the shares of Pharmacopeia in a pro rata tax-free distribution and distributed to its stockholders of record one share of Pharmacopeia common stock for every two shares of Accelrys common stock held. A total of 12,181,471 shares were distributed.

Accelrys contributed cash, cash equivalents and marketable securities to Pharmacopeia such that upon consummation of the distribution on April 30, 2004, Pharmacopeia had cash, cash equivalents and marketable securities aggregating $46.5 million and all inter-company balances due to Accelrys were forgiven in their entirety by Accelrys and treated as a capital contribution; accordingly, such balances were reflected as investment by Accelrys for periods prior to April 30, 2004, at which time the amount was reclassified to additional paid-in capital. Earnings and losses accumulated in retained earnings (deficit) starting May 1, 2004.

Pharmacopeia is committed to creating and delivering novel therapeutics to address significant medical needs. Using proprietary technologies and processes, the Company seeks to identify, optimize and develop novel drug candidates through its own internally-funded drug discovery programs and in collaborations with major pharmaceutical and biotechnology companies.  The Company’s collaborative research efforts have resulted in a portfolio of three partnered programs (comprised of four compounds) that have been advanced into human clinical trials, in addition to eight programs in preclinical development, and multiple other partnered programs in discovery.  Pharmacopeia has one internal program in preclinical development and four internal programs in advanced discovery.

The accompanying unaudited financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included. Interim results are not necessarily indicative of the results that may be expected for the year. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2.   Significant Collaborations

For the three months ended March 31, 2006 and 2005, the Company’s research collaborations with Schering Corporation and Schering-Plough Ltd., accounted for 63% and 64%, respectively, of revenue. Research funding from the Schering-Plough agreements is recognized as revenue as services are performed. Milestone payments are recognized as revenue when the milestones are achieved. Our longstanding research collaborations with Schering-Plough will reach maturity in August 2006. Currently, we are planning for full-time employee (FTE) funding from the Schering-Plough collaborations ceasing at that time. We will continue to be entitled to payments resulting from the successful achievement by Schering-Plough, if any, of preclinical and clinical milestones as well as royalty payments from sales, if any, of products resulting from compounds already delivered by us and accepted by Schering-Plough under the collaborations. The expiration of this agreement, should the revenue not be supplemented or replaced, would have a material adverse effect on the Company’s results of operations because of the resulting decrease in its revenue. Failure to replace the funding from the Schering-Plough collaborations would have a material adverse effect on the Company’s business as it is currently conducted and its financial condition. If adequate funds are not available, the Company may be required to curtail operations significantly, or to obtain funds by entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, products or potential markets that the Company would not otherwise relinquish.

For the three months ended March 31, 2006 and 2005, the Company’s research collaborations with N.V. Organon (Organon) accounted for 21% and 20%, respectively, of revenue. The principal agreement with Organon, entered into in February 2002, has a stated research term of five years. Under this agreement, Pharmacopeia receives research funding to conduct its drug discovery activities to identify and optimize new drug candidates for multiple therapeutic targets provided by Organon. This revenue is recognized on a straight-line basis over the term of the collaboration. For funding received in advance of the Company’s performance of research and development activities, the Company records deferred revenue.

Included in deferred revenue at March 31, 2006 and 2005 was approximately $2.2 million and $2.3 million, respectively, relating to this collaboration. The Company may receive milestone payments upon the successful achievement of preclinical and clinical milestones. These milestone payments will be recognized as revenue when the milestones are achieved. Upon successful commercialization of any product resulting from this relationship, Pharmacopeia will be entitled to receive royalties on sales of that product. The expiration of this agreement, should the revenue not be supplemented or replaced, would have a material adverse effect on the Company’s results of operations because of the resulting decrease in revenue.

No other customer accounted for more than 10% of total revenue in the three months ended March 31, 2006 and 2005.

Product Development and Commercialization Agreement with GSK

On March 24, 2006, the Company and SmithKlineBeecham Corporation and Glaxo Group Limited (together GSK) entered into a product development and commercialization agreement (the GSK Agreement). The GSK Agreement provides that GSK will have an exclusive option, exercisable at defined points during the development process for each program (up to the point of clinical proof of concept), to license that program for a specified payment amount. Upon licensing a program, GSK is obligated to conduct preclinical development and/or clinical trials and commercialize pharmaceutical products resulting from such licensed programs on a worldwide basis (the GSK License Obligations). If GSK does not exercise its option to license a program, the Company will retain all rights to that program and may continue to develop the program and commercialize any products resulting from the program, or it may elect to cease progressing the program and/or seek other partners for the further development and commercialization. In addition, the Company will retain rights to each program for which GSK has not fulfilled its GSK License Obligations.

Under the terms of the GSK Agreement, the Company will receive up to $15.0 million in cash payments from GSK, including $5.0 million that we received in April 2006. Up to the remaining $10.0 million will be payable to the Company upon its fulfillment of certain conditions related to the initial discovery activities to be conducted by the Company. The Company’s role in the alliance is to (i) identify and (ii) advance molecules in chosen therapeutic programs into development candidates and (iii) subject to certain provisions in the agreement, further develop the candidates to clinical “proof of concept” (a demonstration of efficacy in man). In addition the cash payments above, the Company is entitled to receive success-based milestone payments from GSK for each drug development program pursued under the alliance and the potential for double-digit royalties upon the successful commercialization by GSK of any product resulting therefrom.

The Company and GSK each have the right to terminate the GSK Agreement in its sole discretion under certain specified circumstances at any time during the term of the GSK Agreement. If the Company exercises its discretionary termination right at any time during the first five years of the term, under certain circumstances, it could be required to refund to GSK a portion of the up to $15.0 million referred to above.

In connection with the GSK Agreement, the Company issued two warrants to GSK for the purchase of up to an aggregate of 176,367 shares of our common stock at an exercise price of $5.67 per share, which is a 25% premium over the trailing 30-day closing price average preceding March 24, 2006. The warrants are exercisable at any time before the earlier to occur of (i) March 24, 2011 and (ii) the effective date of certain types of terminations of the product development and commercialization agreement that the Company and GSK entered into. These warrants were issued in a transaction not involving a public offering under Section 4(2) of the Securities Act of 1933, as amended. The fair value of the warrants has been determined to be $505 thousand. This amount was calculated using the Black-Scholes pricing model with the following assumptions: 80% volatility; expected term of 5 years; 4.66% risk-free rate; and 0% dividend.

Upon execution of the GSK agreement, GSK had a legal obligation to pay the Company $5.0 million. As such, included in accounts receivable at March 31, 2006 is the $5.0 million due from GSK. The Company recorded deferred revenue associated with this receivable, net of the fair value of the warrants, of approximately $4.5 million, of which approximately $0.5 million dollars has been classified in deferred revenue, current portion and approximately $4.0 million has been classified in deferred revenue, long-term. Revenue will be recognized on a proportional performance basis as work progresses.

3.   License Agreement with Bristol-Myers Squibb

On March 27, 2006, the Company and Bristol-Myers Squibb Company (BMS) entered into an exclusive licensing agreement providing the Company worldwide development and commercialization rights to certain compounds discovered by BMS that possess dual angiotensin (AT1) and endothelin (ETA) receptor antagonist (DARA) activity. Under the agreement, the Company acquired exclusive rights to lead and backup DARA development candidates under the BMS patents claiming these compounds. The Company plans to initiate preclinical development studies regarding the DARA program immediately.

Under the terms of the agreement, in lieu of an upfront cash payment, the Company will provide BMS a set of compound libraries, over a period of approximately three years and pay BMS milestone payments upon the achievement of clinical and regulatory milestones, and royalties on sales of products, if any, resulting from the program. In the event the Company fails to deliver the aforementioned libraries to BMS, the Company would be required make cash payments on a pro rata basis of up to $2.0 million.

The Company accounted for this transaction in accordance with Accounting Principle Board Opinion 29, “Accounting for Nonmonetary Transactions” as amended by SFAS No. 153 “Exchanges of Nonmonetary Assets.” The Company estimates that the fair value of the compound library services to be provided to BMS is approximately $2.0 million. As such, and in accordance with SFAS No. 2 “Accounting for Research and Development Costs” the Company recorded a charge of $2.0 million to proprietary research and development expense in the three months ended March 31, 2006 and recorded a liability for the estimated fair value of the compound library services, of which, $0.7 million is classified in current liabilities and $1.3 million is classified in other liabilities, long-term at March 31, 2006.

4.   Net Loss Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (SFAS 128). Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and dilutive common equivalent shares outstanding during the period. The Company has a net loss for the periods presented; accordingly, the inclusion of common stock equivalents for outstanding stock options would be anti-dilutive and, therefore, the weighted average shares used to calculate both basic and diluted earnings per share are the same.

5.   Segment Information

The Company classifies its business operations in one operating segment. All of the Company’s revenues are generated from this segment. Revenue was derived from customers located in the following geographic regions:

	Three Months Ended March 31,
	2006	2005

Customers located in:
United States	34%	45%
Europe	66%	54%
Asia	—	1%

6.   Share-Based Compensation

Prior to January 1, 2006 and as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock option plans. Under APB 25, the Company did not recognize share-based compensation expense at the time of option grant because the exercise price of the stock option equaled the fair market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified-prospective transition method. This statement is a revision to SFAS 123, supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.”  Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with provisions of SFAS 123R. Results for prior periods have not been restated.

The fair value of these equity awards was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the three months ended March 31, 2006 and 2005, respectively:

	2006	2005
Dividend yield	0.00%	0.00%
Expected volatility	80.00%	85.24%
Risk-free interest rate	4.66%	4.33%
Expected life (years)	6.25	5.75
Forfeiture Rate	5.24%	n/a

As a result of adopting SFAS 123R, the Company’s net income and basic and diluted earnings per share for the quarter ended March 31, 2006 were $394 thousand and $.03 per share, respectively, lower than if the Company had continued to account for its share-based compensation under APB 25. At March 31, 2006, there was approximately $3.4 million of unrecognized compensation costs, net of estimated forfeitures, related to share-based payments which are expected to be recognized over a weighted average period of 1.5 years. Total share-based compensation costs for the three months ended March 31, 2006 were approximately $415 thousand. The aggregate intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was approximately $285 thousand and $122 thousand, respectively. Cash proceeds from stock options exercised during the three months ended March 31, 2006 and 2005 was approximately $736 thousand and $85 thousand, respectively.

The following table illustrates the effect on operating results and per share information had the Company accounted for its share-based compensation in accordance with SFAS 123R for the three months ended March 31, 2005 (in thousands, except per share data):

Net loss:
As reported	$(4,640)
Add: Stock-based employee compensation expense included in reported net loss	40
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(558)
Pro forma	$(5,158)
Basic and diluted net loss per common share:
As reported	$(0.38)
Pro forma	$(0.42)

Stock Plans

Pharmacopeia had two Stock Plans, the 2004 Stock Incentive Plan (the Plan), which was approved by the Company’s Board of Directors on April 6, 2004, and the 2004 Employee Stock Purchase Plan (ESPP), which was approved by the Company’s Board of Directors on May 1, 2004. Effective May 31, 2005 the ESPP was terminated by the Company.

In accordance with the Plan, Pharmacopeia may grant up to an aggregate of 2,400,000 shares of stock options, restricted stock, common stock, performance awards, deferred stock units and stock appreciation rights to officers, directors, employees, sales representatives and consultants of Pharmacopeia. Under the Plan no more than 500,000 shares of Incentive Stock Options and 400,000 shares of stock awards and performance shares may be granted. The term of each incentive and non-qualified stock option is ten years. Vesting generally occurs over a period of not greater than five years. As of March 31, 2006, there were approximately 1,323,000 shares reserved underlying options made under the Plan and approximately 1,077,000 shares available for future grants under the Plan.

Prior to the spin-off, the Board of Directors resolved to adopt the following Accelrys stock option plans: the 1994 Incentive Stock Plan, the 1995 Director’s Option Plan, and the 2000 Stock Option Plan under which grants of options and restricted stock had been made to Pharmacopeia employees. Generally, all outstanding options to purchase Accelrys common stock under these Accelrys Stock Option Plans were converted to options to purchase Pharmacopeia stock, in order to maintain the then existing intrinsic value and maintain the ratio of the then existing exercise price per share to the market value per share in accordance with applicable accounting standards. As of March 31, 2006, there were approximately 3,062,000 shares reserved underlying options made under these plans. No additional options may be granted to Pharmacopeia employees from these plans. As of March 31, 2006, there were approximately 5,000 shares of restricted stock outstanding from these plans

A summary of the stock option activity and weighted average exercise prices follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2006		2005
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of quarter:	4,280	$6.83	3,933	$7.10
Granted	359	$4.68	295	$5.48
Exercised	(229)	$3.22	(41)	$2.07
Expired	(25)	$8.33	(91)	$8.37
Outstanding at end of quarter:	4,385	$6.84	4,096	$7.00

Exercisable at end of quarter	3,148		2,586

Weighted average fair value of options granted during the quarter		$3.40		$3.96

A summary of stock options outstanding and exercisable as of March 31, 2006 follows (in thousands, except per share data):

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00-$5.00	1,666	6.49	$4.04	948	$3.79
$5.01-$10.00	2,302	5.07	$6.72	1,779	$6.92
$10.01-$15.00	62	3.48	$12.27	61	$12.28
$15.01-$20.00	355	3.77	$19.74	360	$19.74
	4,385	5.48	$6.84	3,148	$7.53

Aggregate intrinsic value	$3,878			$2,520

At March 31, 2006, there were approximately 4,325,000 options outstanding that had vested or are expected to vest. The weighted-average exercise price of these options was $6.84 per option; the weighted-average remaining contractual life of these options was 5.48 years; and the aggregate intrinsic value of these options was approximately $3.8 million.

7.   Restructuring and severance obligations

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

The following table summarizes the activity and balance of the restructuring reserve at March 31, 2006 (in thousands):

	Severance Cost for Involuntary Employee Terminations	Costs to Exit Leased Facility	Total
Restructuring charges	$132	$5,718	$5,850
Utilization of Reserves:
Cash payments	(132)	(4,352)	(4,484)
Write-off leasehold improvements	—	(458)	(458)
Balance at December 31, 2005	$—	$908	$908
Utilization of Reserves:
Cash payments	—	(622)	(622)
Balance at March 31, 2006	$—	$286	$286

During the year ended December 31, 2005 the Company incurred approximately $1.5 million of expense related to severance payable to two former executives of the Company. These charges consisted of $1.3 million in connection with cash payment obligations to these former executives, as well as a noncash charge of $0.2 million. These expenses were classified as sales, general and administrative expense in the Company’s Statement of Operations. The remaining severance obligation to these individuals was $27 thousand and is classified under accrued liabilities in the Company’s Balance Sheet as of March 31, 2006.

8.   Commitments and Contingencies

Royalties/Columbia Dispute

In accordance with FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss” the Company accrued and recognized as operating expense a charge of $1.0 million for the year ended December 31, 2004 for the probable outcome of the resolution of a dispute between the Company, on the one hand, and the Trustees of Columbia University in the City of New York (Columbia) and Cold Spring Harbor Laboratory (Cold Spring), on the other hand, in connection with the License Agreement (the Original Agreement) dated July 16, 1993 and as amended October 6, 1995 among them.

On May 24, 2005, the parties to the Original Agreement entered into a license agreement (the Agreement) that amended and restated the Original Agreement. The Agreement provides that in connection with the resolution of the dispute the Company will pay Columbia and Cold Spring an aggregate of $1.0 million dollars in two installments of $500 thousand.

The first installment was paid in June 2005. As of March 31, 2006, the remaining $500 thousand obligation to be paid to Columbia and Cold Spring, in connection with the Agreement, is included in accrued liabilities on the Company’s balance sheet and is scheduled to be paid in June 2006.

Under the Agreement, the Company has an exclusive license for technology used in its proprietary combinatorial chemistry encoding technology, Encoded Combinatorial Libraries on Polymeric Support, or ECLiPS®.  The Agreement obligates the Company to pay a minimum annual license fee of $100 thousand to Columbia and Cold Spring. The term of the Agreement is the later of (i)  July 16, 2013 or (ii) the expiration of the last patent relating to the technology, at which time the Company will have a fully paid license to the technology.  The license granted to the Company under the Agreement can be terminated by Columbia and Cold Spring (i) upon 30 days written notice to the Company if the Company materially breaches the Agreement and the Company fails to cure such material breach in accordance with the Agreement or (ii) if the Company commits any act of bankruptcy, becomes insolvent, files a petition under any bankruptcy or insolvency act or has any such petition filed against it that is not dismissed within 60 days.  The Company is obligated to pay royalties to Columbia and Cold Spring based upon net sales of pharmaceutical products the Company develops, as well as a percentage of all other payments (such as milestones and royalties) the Company receives from customers in cases in which the Company has utilized the technology licensed from Columbia and Cold Spring.

Product Development and Commercialization Agreement with GSK

As described in Note 2 to the Financial Statements, the Company and GSK each have the right to terminate the GSK Agreement in its sole discretion under certain specified circumstances at any time during the term of the GSK Agreement. If the Company exercises its discretionary termination right at any time during the first five years of the term, under certain circumstances, it could be required to refund to GSK a portion of the up to $15.0 million.

License Agreement with BMS

As described in Note 3 to the Financial Statements, under the terms of the agreement, in lieu of an upfront cash payment, the Company is to provide BMS a set of compound libraries, over a period of approximately three years and pay BMS milestone payments upon the achievement of clinical and regulatory milestones, and royalties on sales of products, if any, resulting from the program. In the event the Company fails to deliver the aforementioned libraries to BMS, the Company would be required make cash payments on a pro rata basis of up to $2.0 million.

9.   Subsequent Event

On May 4, 2006, the Company announced that it had accepted the resignation of Michio Soga, its former Executive Vice President and Chief Financial Officer, effective May 3, 2006. The Company also announced that Brian M. Posner, who had served as the Company’s Vice President and Chief Accounting Officer, was promoted to the office of Executive Vice President, Chief Financial Officer and Treasurer.

In connection with an amended and restated severance agreement between the Company and Mr. Soga, the Company expects to record a charge in the three months ending June 30, 2006 of approximately $155 thousand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements regarding us and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact.  These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements.  These forward-looking statements include statements about the following:

•      the planned cessation of full-time employee funding from our existing collaborations with Schering-Plough;

•      our intentions regarding the establishment and continuation of drug discovery and development collaborations with leading pharmaceutical and biotechnology organizations, in particular, the continuation and funding level of our existing collaboration with Organon and the establishment of our new product development and commercialization collaboration with GSK;

•      our ability to develop our DARA compounds successfully;

•      our ability to raise additional capital;

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

In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or the negative of such terms or other similar expressions.  Factors that could cause or contribute to differences in results and outcomes include, without limitation, those discussed elsewhere in this Report in Part II, Item 1A. “Risk Factors” and in this Item 2 as well as those discussed in our other Securities and Exchange Commission (SEC) filings.

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

The Company

Overview

We are committed to creating and delivering novel therapeutics to address significant medical needs.  Using proprietary technologies and processes, we seek to identify, optimize and develop novel drug candidates through our own internally-funded drug discovery programs and in collaborations with major pharmaceutical and biotechnology companies.  Our collaborative research efforts have resulted in a portfolio of three partnered programs (comprised of four compounds) that have been advanced into human clinical trials, in addition to eight programs in preclinical development, and multiple other partnered programs in discovery.  We have one internal program in preclinical development and four internal programs in advanced discovery.

Our most advanced internal program is in preclinical development and focuses on dual angiotensin (AT1) and endothelin (ETA) receptor antagonists (DARA) for cardiovascular disease. We licensed our DARA program from Bristol-Myers Squibb Company in March 2006. Our other internal proprietary research programs are primarily focused on immunobiology and immunological diseases.  We fully fund these programs and retain intellectual property and ownership rights to any compounds discovered.  At an appropriate point, we may license one or more of these compounds or programs to a partner (probably a larger pharmaceutical or biotechnology organization).

For our internally-funded drug discovery programs, we focus the majority our efforts on those programs that are targeted towards immunobiology and immunological diseases such as rheumatoid arthritis, psoriasis and other inflammatory diseases for several reasons:

•      We believe many existing therapies for these diseases are lacking in one or more respects.  For example, methotrexate, the standard of care for rheumatoid arthritis, has serious side effects while newer biologicals are costly and may have safety and immunogenic concerns;

•      We believe that a drug developed to provide immunosuppressant therapy for transplant patients is likely to also offer medical benefit and commercial opportunity in other chronic diseases with similar underlying etiologies;

•      The last decade has seen significant progress in the understanding of the biology underlying the immune system and immunological diseases and its involvement in other therapeutic segments like Alzheimer’s disease, atherosclerosis and cancer;

•      We believe a treatment developed for one immunobiological disease may be further developed for another and, consequently, an investment in one therapeutic approach may potentially yield products for multiple disorders;

•      We have significant internal expertise and experience in immunological diseases as a result our proven record of delivering candidates in these therapeutic segments to our collaborators; and

•      There are increasing commercial opportunities provided by a large, growing population of patients with immunological disorders including chronic and acute inflammation, autoimmune diseases, asthma and transplant rejection.

We are building expertise and extending our capabilities into preclinical and clinical development so that we can advance both internal and partnered programs into clinical development.  In addition to our proprietary research, we have drug discovery collaborations with leading pharmaceutical companies and biotechnology companies, including a product development and commercialization collaboration with GSK (entered into in March 2006). We continue to seek to establish broad, multi-year alliances with the potential to result in drug candidates in which we retain significant rights. We anticipate participating in the clinical development of some of the compounds that may result from these collaborations.  As a consequence, our goal is to enter into alliances in which we receive improved collaborative research funding, milestone payments and royalties on net sales compared to collaborations we entered into in the past.

In March 2006, we entered into a product development and commercialization agreement with GSK (the GSK Agreement) providing for the formation of a new drug discovery and development alliance. Our role in the alliance is to (i) identify and (ii) advance molecules in chosen therapeutic programs into development candidates and (iii) subject to the GSK options described below, further develop the candidates to clinical “proof of concept” (a demonstration of efficacy in man).

The GSK Agreement provides that GSK will have an exclusive option, exercisable at defined points during the development process for each program (up to the point of clinical proof of concept), to license that program for a specified payment amount. Upon licensing a program, GSK is obligated to conduct clinical trials and commercialize pharmaceutical products resulting from such licensed programs on a worldwide basis (the GSK License Obligations). If GSK does not exercise its option to license a program, we will retain all rights to that program and may continue to develop the program and commercialize any products resulting from the program, or we may elect to cease progressing the program and/or seek other partners for the further development and commercialization. In addition, we will retain rights to each program for which GSK has not fulfilled its GSK License Obligations.

Under the terms of the GSK Agreement, we will receive up to $15.0 million in cash payments from GSK, including $5.0 million that we received in April 2006. Up to the remaining $10.0 million will be payable to us upon our fulfillment of certain conditions related to the initial discovery activities to be conducted by us. In addition, we are entitled to receive success-based milestone payments from GSK for each drug development program pursued under the alliance and the potential for double-digit royalties upon the successful commercialization by GSK of any product resulting therefrom.

GSK and we each have the right to terminate the GSK Agreement in its or our sole discretion under certain specified circumstances at any time during the term of the GSK Agreement. If we exercise our discretionary termination right at any time during the first five years of the term, under certain circumstances, we could be required to refund to GSK a portion of the up to $15.0 million referred to above.

We expect to contribute the following to collaborative drug discovery programs:

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

•      potential development candidates resulting from lead optimization studies that meet specific potency, selectivity and safety criteria and possessing the appropriate pharmacokinetic properties consistent with advancement to further stages of drug discovery and development; and

•      potential product candidates for clinical evaluation.

Our contribution to our product development and commercialization collaboration with GSK will extend to developing active molecules using our medicinal chemistry, biology, and pharmacology capabilities into development candidates and, subject to GSK’s licensing options, further developing the candidates to clinical proof of concept.

Our collaborative drug discovery efforts have resulted in three therapeutic programs currently with candidates in Phase I clinical trials targeting rheumatoid arthritis, an allergy/asthma indication and chronic obstructive pulmonary disease (COPD).  We initially identified p38 kinase inhibitor lead compounds in 1997 and entered into a collaborative partnering agreement with Bristol-Myers Squibb in 1999. This collaboration resulted in a compound that advanced to clinical trials in August 2003.  A second compound resulting from that partnership, which is a back-up candidate, advanced to Phase I clinical trials in Canada in December 2005. A third compound discovered in our laboratories, aimed at an allergy/asthma indication, was the basis of a collaboration with Daiichi Pharmaceutical Co. and resulted in a drug candidate that advanced to clinical trials in November 2003. Our Schering-Plough relationship produced a compound which advanced to clinical trials in March 2004 for COPD.  Associated with these development programs, we have received milestone payments from each of Bristol-Myers Squibb, Daiichi and Schering-Plough and, to the extent the compounds successfully progress through clinical development, we will be entitled to receive additional milestone payments.  We are also entitled under the agreements with each of these partners to receive royalties on the commercial sale, if any, of most new drugs resulting from these collaborations.  However, numerous additional studies are required to fully assess the potential of these clinical candidates before they reach the marketplace, and the results from preclinical studies and clinical studies conducted to date with these compounds are not necessarily indicative of the results that may be obtained in future clinical studies.

In addition to the compounds in the clinic, eight more partnered programs are at various stages of preclinical development, the point at which compounds are tested for safety in animals. This stage is prior to the filing of an Investigational New Drug, or IND, application and the compound’s exposure to humans during Phase I of clinical development.

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

During the three months ended March 31, 2006 and 2005, we earned approximately $2.6 million and $3.6 million, respectively, or 63% and 64%, respectively, of our revenue under our research collaboration agreements with Schering-Plough, of which $1.6 million and $2.6 million was full-time employee (FTE) funding and $1.0 million was milestone payments in each of the respective periods.

Our longstanding research collaborations with Schering-Plough will reach maturity in August 2006. Currently, we are planning for full-time employee (FTE) funding from the Schering-Plough collaborations ceasing at that time. The planned cessation of FTE funding will have no impact on other areas of the collaborations, including the ongoing Phase I clinical trial in an inflammatory indication and multiple preclinical programs. We will continue to be entitled to payments resulting from the successful achievement by Schering-Plough, if any, of preclinical and clinical milestones as well as royalty payments from sales, if any, of products resulting from compounds already delivered by us and accepted by Schering-Plough under the collaborations. In March 2006, we entered into a product development and commercialization collaboration with GSK, and we are currently discussing potential partnerships with other companies to establish broad, multi-year alliances that, consistent with our business strategy, have the potential to provide us with a larger share of product ownership than previous collaborations. There is no assurance that we will be successful in further establishing such alliances. Failure to replace the revenue from the Schering-Plough collaborations would have a material adverse effect on our results of operations. Revenue recognition of funding from any new alliances may be different from revenue recognition of funding from the Schering-Plough collaborations. Failure to replace the funding from the Schering-Plough collaborations would have a material adverse effect on our business as it is currently conducted and our financial condition. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

During the three months ended March 31, 2006 and 2005, we earned approximately $0.9 million and $1.2 million, respectively, or 21% and 20%, respectively, of our revenue, all of which was FTE research funding under our research collaboration agreements with Organon. The 2002 agreement with Organon has a stated research term of five years. The expiration of this agreement, should the revenue not be supplemented or replaced, would have a material adverse effect on our’s results of operations because of the resulting decrease in revenue.

From time to time we have considered, and we will continue to consider strategic initiatives intended to further the development of our business.  In addition, we consider opportunities to expand our product pipeline through the acquisition or in-licensing of, or investment in, product development candidates, and we intend to continue to explore and evaluate those opportunities.

Liquidity and Capital Resources

Prior to our spin-off from Accelrys in April 2004, we had funded our activities primarily through Accelrys’ consolidated operations, including revenue derived from collaborative partnerships and milestone payments. Accelrys contributed cash, cash equivalents and marketable securities such that upon consummation of the spin-off, we had cash, cash equivalents and marketable securities aggregating $46.5 million.

As of March 31, 2006, we had cash, cash equivalents and marketable securities of $25.6 million compared to $30.4 million at December 31, 2005, representing 56% and 66% of our total assets, respectively. We invest excess cash in highly liquid investment-grade marketable securities, including corporate bonds and United States government and agency securities.

The following is a summary of selected cash flow information for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended
	March 31,
	2006	2005
Net loss	$(7,683)	$(4,640)
Adjustments for noncash operating items	1,056	730

Net cash operating loss	(6,627)	(3,910)
Net change in assets and liabilities	1,366	(1,538)

Net cash used in operating activities	$(5,261)	$(5,448)

Net cash provided by operating activities	$6,264	$2,872

Net cash provided by financing activities	$736	$131

Net cash used in operating activities

Net cash operating outflows for the three months ended March 31, 2006 and 2005 have resulted primarily from our operating loss due to our funding of our proprietary internal drug discovery efforts and the payment of restructuring expenses related to the 2004 consolidation of our facilities.

Net cash provided by investing activities

Net cash provided by investing activities for the three months ended March 31, 2006 and 2005 related primarily to the net sales and maturities of marketable securities, partially offset by capital expenditures for research and development and information technology equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2006 and 2005 consisted primarily of proceeds from the issuance of common stock in connection with exercises of stock options.

Liquidity and Capital Resources Outlook

We expect to continue to use our capital to fund operating losses. We expect that our research and development expenditures will continue to increase in the future as we increase our internal drug discovery efforts. Our DARA program, which is our most advanced internal program, is in preclinical development, which is a significant, time-consuming and costly research and development process. Conducting our own drug discovery research and development is a key component of our business model.

In addition, our capital requirements may increase in future periods as we seek to expand our technology platform through investments, licensing arrangements, technology alliances, or acquisitions.

We anticipate that our capital resources will be adequate to fund our operations at their current levels at least through March 31, 2007. As of March 31, 2006, we had cash, cash equivalents and marketable securities aggregating $25.6 million. In addition, as of March 31, 2006, we had deferred revenue, long-term of approximately $4.0 million and other liabilities, long-term of approximately $1.3 million, which represents services to be provided by the Company subsequent to March 31, 2007. However, there can be no assurance that changes will not occur that would consume available capital resources before then.

Our capital requirements depend on numerous factors, including our ability to continue and extend existing collaborative agreements and to enter into additional arrangements. Approximately 84% of our revenue for the three months ended March 31, 2006 and 2005, respectively, was generated from our collaborations with Schering-Plough and Organon.

Our longstanding research collaborations with Schering-Plough will reach maturity in August 2006. Currently, we are planning for full-time employee (FTE) funding from the Schering-Plough collaborations ceasing at that time. The planned cessation of FTE funding will have no impact on other areas of the collaborations, including the ongoing Phase I clinical trial in an inflammatory indication and multiple preclinical programs. We will continue to be entitled to payments resulting from the successful achievement by Schering-Plough, if any, of preclinical and clinical milestones as well as royalty payments from sales, if any, of products resulting from compounds already delivered by us and accepted by Schering-Plough under the collaborations. In March 2006, we entered into a collaboration with GSK, and we are currently discussing potential partnerships with other companies to establish broad, multi-year alliances that, consistent with our business strategy, have the potential to provide us with a larger share of product ownership than previous collaborations. There is no assurance that we will be successful in further establishing such alliances. Failure to replace the funding from the Schering-Plough collaborations would have a material adverse effect on our business as it is currently conducted and its financial condition. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

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

In connection with our product development and commercialization agreement with GSK, we received $5.0 million in April 2006. This amount was included in accounts receivable at March 31, 2006. The GSK agreement has a research term of five years. As part of the GSK agreement, we will receive up to an additional $10.0 million of research and development funding over the research term.

Results of Operations

This section should be read in conjunction with the discussion under “Liquidity and Capital Resources”.

Three months ended March 31, 2006 and 2005

Our net revenue decreased 28% to $4.1 million in the three months ended March 31, 2006 compared to $5.7 million in the three months ended March 31, 2005. Net revenue consists of the funding of our collaborative research activities, as well as our earning of milestones, success fees and license revenue if and as our discoveries progress through our collaborators’ development processes. Net revenue for the three months ended March 31, 2006 and 2005 is summarized as follows:

	For the three months ended March 31,
	2006	2005

Collaborative research funding	$2,991	$4,508
Milestones and success fees	1,000	1,000
License revenue	125	183
	$4,116	$5,691

Schering-Plough accounted for 63% and 64% of our net revenue in the three months ended March 31, 2006 and 2005, respectively, including $1.0 million of our milestones and success fees revenue recorded in each of the three months ended March 31, 2006 and 2005, respectively.

Organon accounted for 21% and 20% of our net revenue in the three months ended March 31, 2006 and 2005, respectively.

The decrease in collaborative research funding in the three months ended March 31, 2006 was largely due to the reduction in funding from our collaborations with Schering-Plough and the expiration of other collaborative research and development agreements.

Collaborative research and development expense includes the labor, material, equipment and allocated facilities cost of our scientific staff that is working on collaborative partnerships. Collaborative research and development expenses decreased 41% to $3.3 million in the three months ended March 31, 2006 compared to $5.6 million in the three months ended March 31, 2005. This decrease was due to decreased resources allocated to our collaborative partnerships largely due to the reduced staffing on our collaboration with Schering-Plough and the expiration of other collaborative research and development agreements. This decrease was offset by the recognition of share-based compensation costs of $78 thousand associated with our adoption of SFAS 123R.

Proprietary research and development expense includes research and development acquisition costs, labor, material, equipment and allocated facilities cost of scientific staff working on self-funded internal drug discovery programs. Using proprietary technologies and processes, we seek to discover and develop novel drug candidates to advance internally as well as with strategic partners. Our most advanced internal program is in preclinical development and focuses on dual angiotensin (AT1) and endothelin (ETA) receptor antagonists (DARA) for cardiovascular disease. We licensed our DARA program from Bristol-Myers Squibb Company in March 2006. In addition, we currently have several internal programs in advanced preclinical optimization. Proprietary research and development expenses increased 181% to $6.3 million in the three months ended March 31, 2006 compared to $2.2 million in the three months ended March 31, 2005. This increase was partially due to our licensing of the DARA compounds, for which we recorded a $2.0 million charge. Exclusive of this charge, proprietary research and development expenditures increased 92%. This increase was primarily related to resources expended on our JAK-3 program for transplant rejection, our Adenosine A2a antagonists program for Parkinson’s disease, our CCR-1 antagonists program for rheumatoid arthritis and multiple sclerosis, and our recognition of share-based compensation costs of $91 thousand associated with our adoption of SFAS 123R. Because of the speculative nature of these internal drug discovery projects, it is not possible to estimate completion dates, or estimated costs of completion. Additionally, from time to time, certain staff and other research and development resources may be temporarily redirected from one project to another, which redirection may also delay or impact the cost of internal drug discovery projects.

Sales, general and administrative expense decreased by 8% to $2.4 million in the three months ended March 31, 2006 compared to $2.7 million in the three months ended March 31, 2005.  The decrease in sales, general and administrative expense is attributable to lower recruiting and consulting costs offset by the recognition of share-based compensation costs of $246 thousand associated with our adoption of SFAS 123R.

Interest and other income, net increased to $281 thousand in the three months ended March 31, 2006 compared to $209 thousand in the three months ended March 31, 2005.  This increase is due to higher yields on our investments.

We recorded an income tax provision of $8 thousand and $10 thousand for the three months ended March 31, 2006 and 2005, respectively.

As a result of the net revenues and expenses described above, we generated a net loss of $7.7 million ($0.51 per basic and diluted share) in the three months ended March 31, 2006, compared to a net loss of $4.6 million ($0.38 per basic and diluted share) in the three months ended March 31, 2005.

Contractual Obligations

For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended December 31, 2005. See discussion of Product Development and Commercialization Agreement with GSK and License Agreement with BMS in Note 2 and Note 3, respectively, to the Financial Statements for new contractual obligations as of March 31, 2006.

Net Loss Outlook

We have had net losses in recent years and we expect to incur losses in future periods. Our net loss is highly dependent on the continued funding and success of our research and development programs with our existing collaborators. Our longstanding research collaborations with Schering-Plough will reach maturity in August 2006. Currently, we are planning for full-time employee (FTE) funding from the Schering-Plough collaborations ceasing at that time. The planned cessation of FTE funding will have no impact on other areas of the collaborations, including the ongoing Phase I clinical trial in an inflammatory indication and multiple preclinical programs. We will continue to be entitled to payments resulting from the successful achievement by Schering-Plough, if any, of preclinical and clinical milestones as well as royalty payments from sales, if any, of products resulting from compounds already delivered by us and accepted by Schering-Plough under the collaborations. In March 2006, we entered into a product development and commercialization collaboration with GSK, and we are currently discussing potential partnerships with other companies to establish broad, multi-year alliances that, consistent with our business strategy, have the potential to provide us with a larger share of product ownership than previous collaborations. There is no assurance that we will be successful in further establishing such alliances. Failure to replace the revenue from the Schering-Plough collaborations would have a material adverse effect on our results of operations. Revenue recognition of funding from any new alliances may be different from revenue recognition of funding from the Schering-Plough collaborations. The principal agreement with Organon, entered into in February 2002, has a stated research term of five years. Failure to replace the revenue from the Organon collaborations would have a material adverse effect on our results of operations. On a quarterly basis, our future operating results are likely to be highly volatile because they depend upon our receipt of milestone payments from our collaborators. We may not receive milestone payments on a regular basis or at all.

We expect to incur losses in future periods and these losses may grow as a result of the increased level of investment we have determined to make in our internal proprietary programs in the future as well as the results of those programs. Our internal proprietary research and development costs are expected to continue to increase due to our efforts to progress the DARA compounds into clinical trials.

Effective January 1, 2006, we adopted SFAS 123R “Share-Based Payment.” The adoption of SFAS 123R had and will continue to have a significant impact on our results of operations, however, there will be no impact on the Company’s cash flows.

There is no assurance that we will ever achieve profitable operations, or that profitable operations, if achieved, could be sustained on a continuing basis.

Critical Accounting Policies

The preparation of our financial statements and disclosures involve the use of judgments and estimates. We believe the following critical accounting policies that we follow involve significant judgments and use estimates.

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

Long-Lived Assets

We review long-lived assets, including leasehold improvements, property and equipment, and acquired technology rights, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This requires us to estimate future cash flows related to these assets. Actual results could differ from these estimates, which may affect the carrying amount of assets and the actual amortization expense. As of March 31, 2006, we had long-lived assets with a net book value of $10.4 million.

New Accounting Pronouncements

Prior to January 1, 2006 and as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its participation in Pharmacopeia’s employee stock option plans. Under APB 25, the Company did not recognize share-based compensation expense at the time of option grant because the exercise price of the stock option equaled the fair market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified-prospective transition method. This statement is a revision to SFAS 123, supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.”  Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with provisions of SFAS 123R. Results for prior periods have not been restated.

As a result of adopting SFAS 123R, the Company’s net income and basic and diluted earnings per share for the quarter ended March 31, 2006 were $394 thousand and $.03 per share, respectively, lower than if the Company had continued to account for its share-based compensation under APB 25. At March 31, 2006, there was approximately $3.4 million of unrecognized compensation costs, net of estimated forfeitures, related to share-based payments which are expected to be recognized over a weighted average period of 1.5 years. Total share-based compensation costs for the three months ending March 31, 2006 were approximately $415 thousand.

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

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio since we have minimal debt. We ensure the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have materially affected the fair value of our interest sensitive financial instruments as of March 31, 2006.

Item 4. Controls and Procedures

For the three months ended March 31, 2006, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer (our principal financial officer and chief accounting officer), of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that as of March 31, 2006, our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, cannot provide assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Additionally, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer determined that there were no changes in our internal control over financial reporting during the quarterly period ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

We are not currently a party to any legal proceedings the negative outcome of which to us would have a material adverse effect on our business, financial condition or results of operations.

Item 1A.   Risk Factors

Our performance and financial results are subject to risks and uncertainties, including, but not limited to, the specific risks disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005. Except as noted below, there have been no material changes to the risk factors disclosed in the 10-K.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Our revenue is highly concentrated in our two largest collaborators. The planned cessation of full-time employee funding from Schering-Plough would have a material adverse effect on our business as it is currently conducted, our financial condition and our results of operations if we are unable to replace this funding. In addition, the termination of our collaboration with Organon would have a material adverse effect on our results of operations if we were unable to replace the revenue from this collaboration.

During the three months ended March 31, 2006 and 2005, we earned approximately $3.5 million and $4.8 million, respectively, or approximately 84% of our revenue for each respective three month period, under our research collaboration agreements with two collaborators, Schering-Plough and Organon. In March 2006, we entered into a product development and commercialization collaboration with GSK, and we are currently discussing potential partnerships with other companies to establish broad, multi-year alliances that, consistent with our business strategy, have the potential to provide us with a larger share of product ownership than previous collaborations. There is no assurance that we will be successful in further establishing such alliances.

During the three months ended March 31, 2006 and 2005, we earned approximately $2.6 million and $3.6 million, or 63% and 64% of our revenue, respectively, of which $1.6 million and $2.6 million was full-time employee (FTE) funding, respectively and $1.0 million was milestone payments in each of the respective periods, under our research collaboration agreements with Schering-Plough, one of our longest-standing collaborative partners. These collaborations with Schering-Plough will reach maturity in August 2006. Currently, we are planning for the FTE funding from the Schering-Plough collaborations ceasing at that time. The planned cessation of FTE funding will have no impact on other areas of the collaborations, including the ongoing Phase I clinical trial in an inflammatory indication and multiple preclinical programs. We will continue to be entitled to payments resulting from the successful achievement by Schering-Plough, if any, of preclinical and clinical milestones as well as royalty payments from sales, if any, of products resulting from compounds already delivered by us and accepted by Schering-Plough under the collaborations. Failure to replace the revenue from the Schering-Plough collaborations would have a material adverse effect on our results of operations. Revenue recognition of funding from any new alliances may be different from revenue recognition of funding from the Schering-Plough collaborations. Failure to replace the funding from the Schering-Plough collaborations would have a material adverse effect on our business as it is currently conducted and our financial condition. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

During the three months ended March 31, 2006 and 2005, we earned approximately $0.9 million and $1.2 million, respectively, or 21% and 20%, respectively, of our revenue, all of which was FTE funding under our research collaboration agreements with Organon, our second largest collaborator. The principal agreement with Organon, entered into in February 2002, has a stated research term of five years. Failure to replace the revenue from the Organon collaborations would have a material adverse effect on our results of operations because of the resulting decrease in revenue.

If we consume cash more quickly than expected, and if we are unable to raise additional capital, we may be forced to curtail operations.

We anticipate that our capital resources, including our existing cash, cash equivalents and marketable securities as of March 31, 2006 of approximately $25.6 million, will be adequate to fund our operations at their current levels at least through March 31, 2007.

However, changes may occur that would cause us to consume available capital resources before that time. Examples of relevant potential changes in our capital resources include:

•      changes in other existing collaborative relationships, including the funding we receive in connection with those relationships;

•      the costs associated with our drug discovery and development activities;

•      acquisitions of other businesses or technologies;

•      the purchase of additional capital equipment;

•      cash refunds we may be required to make to GSK if, prior to March 24, 2011, we exercise our discretionary termination right under our product development and commercialization agreement with GSK;

•      cash payments we may be required to make to BMS if we fail to deliver certain compound libraries under our license agreement with BMS;

•      penalties we may be required to pay the purchasers in the private placement transaction we closed in August 2005 if we fail to comply with certain covenants and obligations related to that transaction;

•      competing technological and market developments;

•      the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, and the outcome of related litigation; and

•      the progress of our milestone and royalty producing activities.

We intend to raise additional capital. The capital could be raised through public or private financings involving debt or common or other classes of our equity. Any issuance of equity securities would dilute our current stockholders’ percentage ownership of us. As of March 31, 2006, there were approximately 4,385,000 stock options outstanding and approximately 5,000 shares of unvested restricted stock granted under our various equity compensation plans. These equity instruments represent approximately 29% of our shares outstanding at March 31, 2006. The significant dilution represented by our outstanding equity compensation awards may make it more difficult for us to raise additional capital. Additional capital may not be available on favorable terms, or at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

Because our DARA compounds are in preclinical development, there is a high risk that further development and testing will demonstrate that they are not suitable for commercialization.

We have no products that have received regulatory approval for commercial sale. Our DARA compounds are in preclinical development, and we face the substantial risks of failure inherent in developing drugs based on new technologies.

Our DARA compounds must satisfy rigorous standards of safety and efficacy before the United States Food and Drug Administration (FDA) and foreign regulatory authorities will approve them for commercial use. We will need to conduct significant additional preclinical testing and, if such preclinical testing is successful, clinical trials, to demonstrate the safety and efficacy of our DARA compounds to the satisfaction of the FDA and foreign regulatory authorities to obtain product approval.

Preclinical testing and clinical development are long, expensive and uncertain processes. It may take us many years to complete testing and trials, if any, and failure can occur at any stage of testing or trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. We may suffer significant setbacks in advanced clinical trials, even after promising results in earlier trials. We may not be able to enroll a sufficient number of patients to complete our clinical trials in a timely manner. Based on results at any stage of preclinical testing or clinical trials, we may decide to discontinue development of our DARA compounds.

We do not know whether any future clinical trials of our DARA compounds will demonstrate sufficient safety and efficacy necessary to obtain the requisite regulatory approvals or will result in marketable products. Our failure to adequately demonstrate the safety and efficacy of our DARA compounds under development will prevent receipt of FDA and foreign regulatory approvals and, ultimately, their commercialization.

We had net losses in recent years, and our future profitability is uncertain.

During the three months ended March 31, 2006, we had a net loss of approximately $7.7 million.  The net loss was primarily due to our licensing of the DARA program from BMS, our continued focus on internal research and development, the decrease in revenue from our collaborations with Schering-Plough, and increased compensation costs associated with the adoption of SFAS 123R.

Our longstanding research collaboration with Schering-Plough will reach maturity in August 2006. Currently, we are planning for FTE funding from the Schering-Plough collaborations ceasing at that time. In addition, under the principal agreement with Organon, the research term expires in February 2007. Failure to replace the revenue from our collaborations with Schering-Plough and Organon would have a material adverse effect on our results of operations.

The adoption of the Financial Accounting Standards Board Statement No. 123R “Share-Based Payment” had and will continue to have a significant impact on our results of operations. Our adoption of SFAS 123R was effective January 1, 2006.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

On March 24, 2006, pursuant to the terms of the product development and commercialization agreement we entered into with GSK, we issued two warrants to GSK for the purchase of up to an aggregate of 176,367 shares of our common stock at an exercise price of $5.67 per share, which is a 25% premium over the trailing 30-day closing price average preceding such date. The warrants are exercisable at any time before the earlier to occur of (i) March 24, 2011 and (ii) the effective date of certain types of terminations of the product development and commercialization agreement that we entered into with GSK. These warrants were issued in a transaction not involving a public offering under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.      Defaults upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Security Holders.

None.

Item 5.      Other Information

None.

Item 6.      Exhibits

Exhibits.

4.1	Form of Warrant to Purchase Common Stock.(1)

10.1	Product Development and Commercialization Agreement among SmithKlineBeecham Corporation,

doing business as GlaxoSmithKline, Glaxo Group Limited and Pharmacopeia Drug Discovery, Inc., dated as of March 24, 2006.(1)(2)

10.2	License Agreement, dated as of March 27, 2006, between Pharmacopeia Drug Discovery, Inc. and Bristol-Myers Squibb Company.(1)(2)

31.1

Certification of the Principal Executive Officer of Pharmacopeia Drug Discovery, Inc. pursuant to Rule 13a-l4(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2

Certification of the Principal Financial Officer and Chief Accounting Officer of Pharmacopeia Drug Discovery, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of the Principal Executive Officer of Pharmacopeia Drug Discovery, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2

Certification of the Principal Financial Officer and Chief Accounting Officer of Pharmacopeia Drug Discovery, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1)    Filed herewith.

(2)    Confidential treatment of certain provisions of this exhibit has been requested.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACOPEIA DRUG DISCOVERY, INC.

Date: May 12, 2006	By:	/s/ Leslie J. Browne, Ph.D.
Leslie J. Browne, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Brian M. Posner
Brian M. Posner
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and Chief Accounting Officer)

PHARMACOPEIA DRUG DISCOVERY, INC.

INDEX TO EXHIBITS

Exhibits.

4.1	Form of Warrant to Purchase Common Stock.(1)

10.1

Product Development and Commercialization Agreement among SmithKlineBeecham Corporation, doing business as GlaxoSmithKline, Glaxo Group Limited and Pharmacopeia Drug Discovery, Inc., dated as of March 24, 2006.(1)(2)

10.2	License Agreement, dated as of March 27, 2006, between Pharmacopeia Drug Discovery, Inc. and Bristol-Myers Squibb Company.(1)(2)

31.1

Certification of the Principal Executive Officer of Pharmacopeia Drug Discovery, Inc. pursuant to Rule 13a-l4(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2

Certification of the Principal Financial Officer and Chief Accounting Officer of Pharmacopeia Drug Discovery, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of the Principal Executive Officer of Pharmacopeia Drug Discovery, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2

Certification of the Principal Financial Officer and Chief Accounting Officer of Pharmacopeia Drug Discovery, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1)    Filed herewith.

(2)    Confidential treatment of certain provisions of this exhibit has been requested.