Form 10-Q
period 2006-06-30
PHARMACOPEIA DRUG DISCOVERY INC
filed 2006-08-04
CIK 1273013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2006
Common Stock, $0.01 par value	15,301,676

PHARMACOPEIA DRUG DISCOVERY, INC.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Pharmacopeia Drug Discovery, Inc.
Balance Sheets
(Amounts in thousands, except share and per share data)

	June 30,	December 31,
	2006	2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$34,015	$11,680
Marketable securities	6,069	18,686
Accounts receivable	235	2,256
Prepaid expenses and other current assets	934	771
Total current assets	41,253	33,393

Property and equipment, net	10,585	10,548
Deferred compensation plan assets	1,830	1,904
Other assets	174	174
Total assets	$53,842	$46,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,530	$1,112
Accrued liabilities	2,769	3,350
Restructuring reserve	—	908
Deferred revenue, current portion	8,863	3,492
Total current liabilities	14,162	8,862

Deferred compensation plan	1,830	1,904
Deferred revenue, long-term	13,498	—
Other liabilities, long-term	1,333	—

Commitments and contingencies	—	—

Stockholders’ equity:

Preferred stock, $.01 par value, 2,500,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 15,294,775 and 14,988,915 shares issued and outstanding, respectively	153	150
Additional paid-in capital	61,176	58,751
Accumulated deficit	(38,234)	(23,373)
Accumulated other comprehensive loss	(76)	(146)
Deferred compensation	—	(129)
Total stockholders’ equity	23,019	35,253
Total liabilities and stockholders’ equity	$53,842	$46,019

See accompanying notes to these unaudited financial statements

Pharmacopeia Drug Discovery, Inc.
Statements of Operations
(Amounts in thousands, except share and per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Net revenue	$3,292	$5,231	$7,408	$10,922

Collaborative research and development expense	2,979	4,616	6,312	10,242
Proprietary research and development expense	5,468	2,455	11,760	4,696
Sales, general and administrative expense	2,424	3,163	4,871	5,826
Restructuring and other charges (credits)	(88)	—	(88)	—
Interest and other income, net	(333)	(297)	(614)	(506)
	10,450	9,937	22,241	20,258
Loss before income taxes	(7,158)	(4,706)	(14,833)	(9,336)
Provision for income taxes	20	4	28	14
Net loss	$(7,178)	$(4,710)	$(14,861)	$(9,350)

Net loss per share:
— Basic and diluted	$(0.47)	$(0.38)	$(0.98)	$(0.75)

Weighted average number of common stock outstanding:
— Basic and diluted	15,263,977	12,427,767	15,237,364	12,390,660

See accompanying notes to these unaudited financial statements

Pharmacopeia Drug Discovery, Inc.
Statements of Cash Flows
(Amounts in thousands)

	For the Six Months
	Ended June 30,
	2006	2005
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,861)	$(9,350)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	961	1,175
Contribution of stock to 401(k) Plan	219	203
Share-based compensation	926	256
Restructuring credit	(88)	—
Gain on sale of property and equipment	(3)	—
Changes in assets and liabilities:
Accounts receivable	2,021	412
Prepaid expenses and other current assets	(163)	285
Other assets	—	(42)
Accounts payable	1,418	507
Accrued liabilities	752	(238)
Restructuring reserve	(820)	(1,285)
Deferred revenue	19,374	103
Net cash provided by (used in) operating activities	9,736	(7,974)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(998)	(436)
Proceeds from sale of property and equipment	3	—
Purchases of marketable securities	(1,000)	(5,525)
Proceeds from sale and maturities of marketable securities	13,687	7,098
Net cash provided by investing activities	11,692	1,137
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	907	218
Investment by Accelrys, Inc.	—	47
Net cash provided by financing activities	907	265
Net increase (decrease) in cash and equivalents	22,335	(6,572)
Cash and equivalents, beginning of period	11,680	20,173
Cash and equivalents, end of period	$34,015	$13,601

Noncash transactions for the six months ended June 30, 2006 are as follows:

•                  The Company incurred research and development costs of $2.0 million associated with the licensing of the DARA (defined in Note 3) program from BMS (defined in Note 3). These costs have been included in accrued liabilities and other liabilities, long-term at June 30, 2006. See Note 3 to the Financial Statements for disclosure of the Company’s License Agreement with BMS.

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

Pharmacopeia is committed to creating and delivering novel therapeutics to address significant medical needs. Using proprietary technologies and processes, the Company seeks to identify, optimize and develop novel drug candidates through its own internally-funded drug discovery and development programs and in collaborations with major pharmaceutical and biotechnology companies.  The Company’s collaborative research efforts have resulted in a portfolio of three partnered programs (comprised of four compounds) that have been advanced into human clinical trials, in addition to seven programs in preclinical development, and multiple other partnered programs in discovery.  Pharmacopeia has one internal program in preclinical development and four internal programs in advanced discovery.

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

2.   Significant Collaborations

Collaboration and License Agreements with Schering-Plough

For the three months ended June 30, 2006 and 2005, the Company’s research collaborations with Schering Corporation and Schering-Plough Ltd. (Schering-Plough), accounted for 45% and 49%, respectively, of revenue. For the six months ended June 30, 2006 and 2005, the Company’s research collaborations with Schering-Plough, accounted for 55% and 57%, respectively, of revenue. Research funding from the Schering-Plough agreements is recognized as revenue as services are performed. Milestone payments are recognized as revenue when the milestones are achieved. For funding received in advance of the Company’s performance of research and development activities, the Company records deferred revenue. Included in deferred revenue at June 30, 2006 was approximately $0.1 million relating to these collaborations. There was no deferred revenue recorded relating to these collaborations at June 30, 2005. Currently, the Company is planning for full-time employee funding from the Schering-Plough collaborations to cease in August 2006.  The Company expects to record revenue from these collaborations through early October 2006, at which time the Company expects its wind-down research activities under the collaborations to cease. The Company will continue to be entitled to payments resulting from the successful achievement by Schering-Plough, if any, of preclinical and clinical milestones as well as royalty payments from sales, if any, of products resulting from compounds already delivered by the Company and accepted by Schering-Plough under the collaborations.

Collaboration and License Agreement with Organon

For the three months ended June 30, 2006 and 2005, the Company’s research collaborations with N.V. Organon (Organon) accounted for 26% and 29%, respectively, of revenue. For the six months ended June 30, 2006 and 2005, the Company’s research collaborations with Organon accounted for 23% and 25%, respectively, of revenue. Under its agreement with Organon, the Company received quarterly research funding to conduct its drug discovery activities to identify and optimize new drug candidates for multiple therapeutic targets provided by Organon. The Company has received all of its research funding under the Organon agreement, the research term of which expires in February 2007.  Research funding from the Organon agreement is recognized as revenue on a straight-line basis over the term of the agreement.  For funding received in advance of the Company’s performance of research and development activities, the Company records deferred revenue. Included in deferred revenue at June 30, 2006 and 2005 was approximately $2.3 million and $2.1 million, respectively, relating to this collaboration. The Company may receive milestone payments upon the successful achievement by Organon, if any, of preclinical research, preclinical development and clinical development milestones. These milestone payments will be recognized as revenue when the milestones are achieved. Upon successful commercialization of any product resulting from this relationship, Pharmacopeia will be entitled to receive royalties on sales of that product.

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

Under the terms of the GSK Agreement, the Company will receive up to $15.0 million in cash payments from GSK related to the initial discovery activities to be conducted by the Company, including $5.0 million that the Company received in April 2006. Up to the remaining $10.0 million will be payable to the Company upon its fulfillment of certain conditions related to the initial discovery activities to be conducted by the Company. The Company’s role in the alliance is to (i) identify and (ii) advance molecules in chosen therapeutic programs into development candidates and (iii) subject to certain provisions in the agreement, further develop the candidates to clinical “proof of concept” (a demonstration of efficacy in man). In addition to the cash payments above, the Company is entitled to receive success-based milestone payments, starting in preclinical research, from GSK for each drug development program pursued under the alliance and the potential for double-digit royalties upon the successful commercialization by GSK of any product resulting therefrom.

In April 2006, the Company received $5.0 million in connection with the execution of the GSK Agreement. The Company recorded deferred revenue associated with the payment, net of the fair value of the warrants described below, of approximately $4.5 million. As of June 30, 2006, approximately $0.5 million was classified in deferred revenue, current portion and approximately $3.9 million has been classified in deferred revenue, long-term. The Company will recognize revenue on a proportional performance basis as it performs the required discovery activities in an amount from time to time less than or equal to the non-refundable portion of payments received in connection with the GSK Agreement.  For the three months ended June 30, 2006, the Company recognized revenue of approximately $51 thousand under the GSK Agreement.

The Company and GSK each have the right to terminate the GSK Agreement in its sole discretion under certain specified circumstances at any time during the term of the GSK Agreement. If the Company exercises its discretionary termination right at any time during the first five years of the term, under certain circumstances, it could be required to refund to GSK a portion of the up to $15.0 million referred to above. However, there are no instances where the deferred revenue would be amortized below the amount that could be potentially refundable pursuant to the terms of the GSK Agreement.  Further, should GSK exercise its discretionary termination rights, there are no provisions in the GSK Agreement that would require the Company to refund payments received relating to its performance of initial discovery activities under the GSK Agreement.

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

Collaboration and License Agreement with Cephalon

On May 18, 2006, the Company entered into a collaboration and license agreement (the Cephalon Agreement) with Cephalon, Inc. (Cephalon) providing for the formation of a new drug discovery, development and commercialization alliance. Under the Cephalon Agreement, the Company received an up-front, non-refundable payment of $15.0 million in June 2006 to support the Company’s research and development efforts on behalf of the alliance over a three year period.

As part of and during the initial phase of the alliance, Cephalon will be responsible for identifying hit and lead compounds.  The Company and Cephalon will then work collaboratively to advance the lead compounds to clinical candidates.  The Company will be principally responsible for medicinal chemistry and primary biology research and development, and Cephalon will provide further biology support, especially preclinical disease models, as required by the Cephalon Agreement.

Upon the nomination, if any, of clinical candidates by the alliance, Cephalon will be primarily responsible for their development and commercialization.  The Company will retain an option to develop certain candidates from the alliance, subject to Cephalon’s agreeing to such development.  For each clinical candidate, if any, advanced under the alliance, the developing company will make clinical, regulatory and sales milestone payments to the non-developing company.  In addition, the company commercializing each resulting product, if any, will pay the non-commercializing company up to double-digit royalties based on the sales level achieved.

Each of the Company and Cephalon has the right to terminate the Cephalon Agreement under certain specified circumstances at any time during the term of the Cephalon Agreement.  In addition, Cephalon has the right to terminate the Cephalon Agreement in its sole discretion, upon ninety days written notice to the Company, during the initial three-year phase of the alliance, which phase may be extended by agreement of the parties.  No such termination shall require the Company to refund to Cephalon any or all of the above research and development funding.

Dr. Frank Baldino, Jr., one of the Company’s directors, currently serves as the Chairman and Chief Executive Officer of Cephalon.

As stated above, under the Cephalon Agreement, the Company received a non-refundable payment and is principally responsible for performing medicinal chemistry and primary biology research and development. The revenue for this research and development is recognized on a proportional performance basis, which is expected to approximate straight-line recognition of revenue over the initial three year term of the alliance. Included in deferred revenue at June 30, 2006 was approximately $14.6 million, of which $9.6 million was classified as long-term. The Company may receive milestone payments upon the successful achievement, if any, of preclinical and clinical milestones. These milestone payments will be recognized as revenue when the milestones are achieved. Upon successful commercialization of any product resulting from this relationship, the Company will be entitled to receive royalties on sales of that product. For the three months ended June 30, 2006, the Company’s alliance with Cephalon accounted for 13% of revenue. Prior to May 18, 2006, the Company was not engaged in any research collaborations with Cephalon, and therefore there was no revenue in the three months ended June 30, 2005.

Other Items

No other customer accounted for more than 10% of total revenue in the three or six month periods ended June 30, 2006 and 2005.

Failure to earn additional research and milestone payments under the Company’s current collaborations and collaborations it seeks to enter into would have a material adverse effect on the Company’s financial condition and its results of operations.  If the Company fails to earn adequate additional research and milestone payments, it may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, products or potential markets that it would not otherwise relinquish.

3.   License Agreement with Bristol-Myers Squibb

On March 27, 2006, the Company and Bristol-Myers Squibb Company (BMS) entered into an exclusive licensing agreement providing the Company worldwide development and commercialization rights to certain compounds discovered by BMS that possess dual angiotensin (AT1) and endothelin (ETA) receptor antagonist (DARA) activity. Under the agreement, the Company acquired exclusive rights to lead and backup DARA development candidates under the BMS patents claiming these compounds. The Company initiated preclinical development activities for the DARA program after entering into the agreement.

Under the terms of the agreement, in lieu of an upfront cash payment, the Company is providing BMS a set of compound libraries, over a period of approximately three years following the execution of the agreement and will pay BMS milestone payments upon the achievement of successive clinical and regulatory events in the United States and certain other jurisdictions, and royalties on sales of products, if any, resulting from the DARA program. The first such milestone payment related to a clinical event would be the payment of $1.0 million upon the start, if any, of a Phase 1 clinical trial for the DARA program. In the event the Company fails to deliver the aforementioned libraries to BMS, the Company would be required to make cash payments to BMS on a pro rata basis of up to $2.0 million.

The Company accounted for this transaction in accordance with Accounting Principle Board Opinion 29, “Accounting for Nonmonetary Transactions” as amended by Statement of Financial Accounting Standards (SFAS) No. 153 “Exchanges of Nonmonetary Assets.” The Company estimates that the fair value of the compound library services to be provided to BMS is approximately $2.0 million. As such, and in accordance with SFAS No. 2 “Accounting for Research and Development Costs,” the Company recorded a non-cash charge of $2.0 million to proprietary research and development expense in the six months ended June 30, 2006 and recorded a liability for the estimated fair value of the compound library services, of which $0.7 million is classified in current liabilities and $1.3 million is classified in other liabilities, long-term as of June 30, 2006.

4.   Net Loss Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share” (SFAS 128). Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and dilutive common equivalent shares outstanding during the period. The Company had a net loss for the periods presented; accordingly, the inclusion of common stock equivalents for outstanding stock options would be anti-dilutive and, therefore, the weighted average shares used to calculate both basic and diluted earnings per share are the same.

5.   Segment Information

The Company classifies its business operations in one operating segment. All of the Company’s revenues are generated from this segment. Revenue was derived from customers located in the following geographic regions:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Customers located in:
United States	45%	47%	36%	46%
Europe	55%	52%	64%	53%
Asia	—	1%	—	1%

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

The fair value of these equity awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the six months ended June 30, 2006 and 2005, respectively:

	2006	2005
Dividend yield	0.00%	0.00%
Expected volatility	80.00-90.00%	75.00-85.24%
Risk-free interest rate	4.66-5.06%	3.86-4.33%
Expected life (years)	6.25	5.00-5.75
Forfeiture Rate	5.24-5.83%	n/a

As a result of adopting SFAS 123R, the Company’s net income and basic and diluted earnings per share for the three and six month periods ended June 30, 2006 were $490 thousand and $.03 per share, and $884 thousand and $.06 per share respectively, lower than if the Company had continued to account for its share-based compensation under APB 25. These amounts include a charge of approximately $79 thousand relating to the accelerated vesting of certain stock options of the Company’s former Executive Vice President and Chief Financial Officer. See Note 7 to the Financial Statements for further discussion. As of June 30, 2006, there was approximately $3.2 million of unrecognized compensation costs, net of estimated forfeitures, related to share-based payments which are expected to be recognized over a weighted average period of 1.4 years. The aggregate intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was approximately $46 thousand and $33 thousand, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was approximately $331 thousand and $155 thousand, respectively. Cash proceeds from stock options exercised during the three months ended June 30, 2006 and 2005 was approximately $171 thousand and $41 thousand, respectively.  Cash proceeds from stock options exercised during the six months ended June 30, 2006 and 2005 was approximately $907 thousand and $126 thousand, respectively. Total share-based compensation costs for the three and six month periods ended June 30, 2006 were approximately $511 thousand and $926 thousand, respectively, which includes approximately $21 thousand and $42 thousand, respectively, relating to the vesting of restricted stock awards.

The following table illustrates the effect on operating results and per share information had the Company accounted for its share-based compensation in accordance with SFAS 123R for the six months ended June 30, 2005 (in thousands, except per share data):

Net loss:
As reported	$(9,350)
Add: Stock-based employee compensation expense included in reported net loss	256
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,099)
Pro forma	$(10,193)
Basic and diluted net loss per common share:
As reported	$(0.75)
Pro forma	$(0.82)

Stock Plans

Pharmacopeia had two Stock Plans, the 2004 Stock Incentive Plan (the Plan), which was approved by the Company’s Board of Directors on April 6, 2004, and the 2004 Employee Stock Purchase Plan (ESPP), which was approved by the Company’s Board of Directors on May 1, 2004. Effective May 31, 2005 the ESPP was terminated by the Company.

In accordance with the Plan, Pharmacopeia may grant up to an aggregate of 2,400,000 shares of stock options, restricted stock, common stock, performance awards, deferred stock units and stock appreciation rights to officers, directors, employees, sales representatives and consultants of Pharmacopeia. Under the Plan no more than 500,000 shares of Incentive Stock Options and 400,000 shares of stock awards and performance shares may be granted.  The term of each incentive and non-qualified stock option is ten years. Vesting generally occurs over a period of not greater than five years.  As of June 30, 2006 , there were approximately 1,290,000 shares reserved underlying options made under the Plan and approximately 1,110,000 shares available for future grants under the Plan.

Prior to the spin-off, the Board of Directors resolved to adopt the following Accelrys stock option plans: the 1994 Incentive Stock Plan, the 1995 Director’s Option Plan, and the 2000 Stock Option Plan under which grants of options and restricted stock had been made to Pharmacopeia employees.  Generally, all outstanding options to purchase Accelrys common stock under these Accelrys Stock Option Plans were converted to options to purchase Pharmacopeia stock, in order to maintain the then existing intrinsic value and maintain the ratio of the then existing exercise price per share to the market value per share in accordance with applicable accounting standards.  As of June 30, 2006, there were approximately 3,009,000 shares reserved underlying options made under these plans.  No additional options may be granted to Pharmacopeia employees from these plans.  As of June 30, 2006, there were approximately 5,000 shares of restricted stock outstanding from these plans.

A summary of the stock option activity and weighted average exercise prices follows (in thousands, except per share data):

	Six Months Ended June 30,
	2006		2005
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of quarter:	4,385	$6.83	4,096	$7.00
Granted	126	$6.17	239	$4.27
Exercised	(34)	$5.02	(15)	$2.78
Expired	(178)	$5.14	(40)	$7.20
Outstanding at end of quarter:	4,299	$6.90	4,280	$6.86

Exercisable at end of quarter	3,214		2,895

Weighted average fair value of options granted during the quarter		$4.80		$3.09

A summary of stock options outstanding and exercisable as of June 30, 2006 follows (in thousands, except per share data):

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00-$5.00	1,509	5.73	$4.03	1,011	$3.83
$5.01-$10.00	2,392	5.14	$6.71	1,805	$6.93
$10.01-$15.00	46	4.38	$12.58	46	$12.60
$15.01-$20.00	352	3.56	$19.74	352	$19.74
	4,299	5.21	$6.90	3,214	$7.44

Aggregate Intrinsic Value	$409			$ 367

As of June 30, 2006, there were approximately 4,235,000 options outstanding, net of estimated forfeitures, that had vested or are expected to vest. The weighted-average exercise price of these options was $6.90 per option; the weighted-average remaining contractual life of these options was 5.21 years; and the aggregate intrinsic value of these options was approximately $406 thousand.

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

The following table summarizes the activity and balance of the restructuring reserve at June 30, 2006 (in thousands):

	Severance Cost for Involuntary Employee Terminations	Costs to Exit Leased Facility	Total
Restructuring charges	$132	$5,718	$5,850
Utilization of Reserves:
Cash payments	(132)	(4,352)	(4,484)
Write-off leasehold improvements	—	(458)	(458)
Balance at December 31, 2005	$—	$908	$908
Utilization of Reserves:
Cash payments	—	(820)	(820)
Reserve Adjustment		(88)	(88)
Balance at June 30, 2006	$—	$—	$—

During the year ended December 31, 2005 the Company incurred approximately $1.5 million of expense related to severance payable to two former executives of the Company. These charges consisted of $1.3 million in connection with cash payment obligations to these former executives, as well as a noncash charge of $0.2 million. These expenses were classified as sales, general and administrative expense in the Company’s Statement of Operations. The remaining severance obligation to these individuals was $22 thousand and is classified under accrued liabilities in the Company’s Balance Sheet as of June 30, 2006.

On May 4, 2006, the Company announced that it had accepted the resignation of its then Executive Vice President and Chief Financial Officer, effective May 3, 2006. The Company also announced that Brian M. Posner, who had served as the Company’s Vice President and Chief Accounting Officer, was promoted to the office of Executive Vice President, Chief Financial Officer, and Treasurer. As a result and in connection with a severance agreement, the Company recorded a charge during the three months ending June 30, 2006 of approximately $182 thousand, of which cash and benefit obligations of approximately $103 thousand was recorded in accrued liabilities as of June 30, 2006 and approximately $79 thousand relating to stock option vesting acceleration was credited to additional paid-in capital, as required by FAS 123R. These expenses were classified as sales, general and administrative expense in the Company’s Statement of Operations.

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

On May 24, 2005, the parties to the Original Agreement entered into a license agreement (the Agreement) that amended and restated the Original Agreement. The Agreement provided that in connection with the resolution of the dispute, the Company pay Columbia and Cold Spring an aggregate of $1.0 million dollars in two installments of $500 thousand.  The first installment was paid in June 2005, and the second installment was paid in June 2006.

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

Product Development and Commercialization Agreement with GSK

As described in Note 2 to the Financial Statements, each of the Company and GSK has the right to terminate the GSK Agreement in its sole discretion under certain specified circumstances at any time during the term of the GSK Agreement. If the Company exercises its discretionary termination right at any time during the first five years of the term, under certain circumstances, it could be required to refund to GSK a portion of the up to $15.0 million. Further, should GSK exercise its discretionary termination rights, there are no provisions in the GSK Agreement that would require the Company to refund payments received relating to its performance of initial discovery activities under the GSK Agreement.

The Company’s role in the alliance is to (i) identify and (ii) advance molecules in chosen therapeutic programs into development candidates and (iii) subject to certain provisions in the agreement, further develop the candidates to clinical “proof of concept” (a demonstration of efficacy in man). As of June 30, 2006, the Company had approximately $4.4 million of deferred revenue related to research and development activities that are to be provided to GSK by the Company subsequent to June 30, 2006.

License Agreement with BMS

As described in Note 3 to the Financial Statements, under the terms of the agreement, in lieu of an upfront cash payment, the Company is providing BMS a set of compound libraries, over a period of approximately three years following the execution of the agreement and will pay BMS milestone payments upon the achievement of successive clinical and regulatory events in the United States and certain other jurisdictions, and royalties on sales of products, if any, resulting from the DARA program. The first such milestone payment related to a clinical event would be the payment of $1.0 million upon the start, if any, of a Phase 1 clinical trial for the DARA program. We plan to file an Investigational New Drug (IND) application in the first quarter of 2007. In the event the Company fails to deliver the aforementioned libraries to BMS, the Company would be required to make cash payments on a pro rata basis of up to $2.0 million.

Collaboration and License Agreement with Cephalon

As described in Note 2 to the Financial Statements, under the Cephalon Agreement, the Company received an up-front, non-refundable payment of $15.0 million in June 2006 to support the Company’s research and development efforts on behalf of the alliance over a three year period.  The Company will be principally responsible for performing medicinal chemistry and primary biology research and development over the alliance term, as required by the Cephalon Agreement. As of June 30, 2006, the Company had approximately $14.6 million of deferred revenue related to research and development activities that are to be provided to Cephalon by the Company subsequent to June 30, 2006.

9.   Related Party Transactions

As described in Note 2 to the Financial Statements, the Company entered into the Cephalon Agreement. One of the Company’s directors currently serves as the Chairman and Chief Executive Officer of Cephalon.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements regarding us and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact.  These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements.  These forward-looking statements include statements about the following:

•                  our ability to develop our DARA program successfully;

•                  our ability to successfully perform under our collaborations with GSK and Cephalon;

•              the cessation of full-time employee funding from our existing collaboration with Schering-Plough and quarterly research funding from our existing collaboration with Organon;

•                  our ability to raise additional capital;

•                  our intentions regarding the establishment and continuation of drug discovery and development collaborations with leading pharmaceutical and biotechnology organizations;

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

In some cases, you can identify forward-looking statements by terminology, such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or the negative of such terms or other similar expressions.  Factors that could cause or contribute to differences in results and outcomes include, without limitation, those discussed elsewhere in this Report in Part II, Item 1A. “Risk Factors” and in this Item 2, as well as those discussed in our other Securities and Exchange Commission (SEC) filings.

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

The Company

Overview

We are committed to creating and delivering novel therapeutics to address significant medical needs. Using proprietary technologies and processes, we seek to identify, optimize and develop novel drug candidates through our own internally-funded drug discovery programs and in collaborations with major pharmaceutical and biotechnology companies.  Our collaborative research efforts have resulted in a portfolio of three partnered programs (comprised of four compounds) that have been advanced into human clinical trials, in addition to seven programs in preclinical development, and multiple other partnered programs in discovery.  We have one internal program in preclinical development and four internal programs in advanced discovery.

Our most advanced internal program is in preclinical development and focuses on dual angiotensin (AT1) and endothelin (ETA) receptor antagonists (DARA) for cardiovascular disease. We licensed our DARA program from Bristol-Myers Squibb Company (BMS) in March 2006. We have initiated preclinical development studies for the DARA program and have a preliminary Investigational New Drug (IND) meeting with the United States Food and Drug Administration (FDA) scheduled for mid-August 2006. We plan to file an IND application with the FDA in the first quarter of 2007.

Our other internal proprietary research programs are primarily focused on immunobiology and immunological diseases.  We fully fund these programs and retain intellectual property and ownership rights to any compounds discovered.  At an appropriate point, we may license one or more of these compounds or programs to a partner (probably a larger pharmaceutical or biotechnology organization).

For our internally-funded drug discovery programs, we focus the majority of our efforts on those programs that are targeted towards immunobiology and immunological diseases such as rheumatoid arthritis, psoriasis and other inflammatory diseases for several reasons:

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

•                  The last decade has seen significant progress in the understanding of the biology underlying the immune system and immunological diseases and its involvement in other therapeutic segments like oncology, cardiovascular and neurological diseases;

•                  We believe a treatment developed for one immunobiological disease may be further developed for another and, consequently, an investment in one therapeutic approach may potentially yield products for multiple disorders;

•                  We have significant internal expertise and experience in immunological diseases as a result of our proven record of delivering candidates in these therapeutic segments to our collaborators; and

•                  There are increasing commercial opportunities provided by a large, growing population of patients with immunological disorders including chronic and acute inflammation, autoimmune diseases, asthma and transplant rejection.

We are building expertise and extending our capabilities into preclinical and clinical development so that we can advance both internal and partnered programs into clinical development.  In addition to our proprietary research and development, we have collaborations with leading pharmaceutical companies and biotechnology companies, including product development and commercialization collaborations with GSK (entered into in March 2006) and Cephalon (entered into in May 2006).  We continue to seek to establish a limited number of broad, multi-year alliances with the potential to result in drug candidates in which we retain significant rights. We anticipate participating in the clinical development of some of the compounds that may result from these collaborations.

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

Under the terms of the GSK Agreement, we will receive up to $15.0 million in cash payments from GSK related to initial discovery activities to be conducted by us, including $5.0 million that we received in April 2006. Up to the remaining $10.0 million will be payable to us upon our fulfillment of certain conditions related to initial discovery activities to be conducted by us. In addition, we are entitled to receive success-based milestone payments, starting in preclinical research, from GSK for each drug development program pursued under the alliance and the potential for double-digit royalties upon the successful commercialization by GSK of any product resulting therefrom.

GSK and we each have the right to terminate the GSK Agreement in its or our sole discretion under certain specified circumstances at any time during the term of the GSK Agreement. If we exercise our discretionary termination right at any time during the first five years of the term, under certain circumstances, we could be required to refund to GSK a portion of the up to $15.0 million referred to above. However, there are no instances where the deferred revenue would be amortized below the amount that could be potentially refundable pursuant to the terms of the GSK Agreement.  Further, should GSK exercise its discretionary termination rights, there are no provisions in the GSK Agreement that would require us to refund payments received relating to our performance of initial discovery activities under the agreement.

Our contribution to our product development and commercialization collaboration with GSK will extend to developing active molecules using our medicinal chemistry, biology, and pharmacology capabilities into development candidates and, subject to GSK’s licensing options, further developing the candidates to clinical proof of concept.

In May, 2006, we entered into a collaboration and license agreement with Cephalon (the Cephalon Agreement) providing for the formation of a new drug discovery, development and commercialization alliance.  Under the Cephalon Agreement, we received an up-front, non-refundable payment of $15.0 million in June 2006 to support our research and development efforts on behalf of the alliance over a three year period.

As part of and during the initial phase of the alliance, Cephalon will be responsible for identifying hit and lead compounds.  We and Cephalon will then work collaboratively to advance the lead compounds to clinical candidates.  We will be principally responsible for medicinal chemistry and primary biology research and development, and Cephalon will provide further biology support, especially preclinical disease models, as required by the Cephalon Agreement.

Upon the nomination, if any, of clinical candidates by the alliance, Cephalon will be primarily responsible for their development and commercialization.  We will retain an option to develop certain candidates from the alliance, subject to Cephalon’s agreeing to such development.  For each clinical candidate, if any, advanced under the alliance, the developing company will make clinical, regulatory and sales milestone payments to the non-developing company.  In addition, the company commercializing each resulting product, if any, will pay the non-commercializing company up to double-digit royalties based on the sales level achieved.

We and Cephalon each has the right to terminate the Cephalon Agreement under certain specified circumstances at any time during the term of the Cephalon Agreement.  In addition, Cephalon has the right to terminate the Cephalon Agreement in its sole discretion, upon ninety days written notice to us, during the initial three-year phase of the alliance, which phase may be extended by agreement of the parties.  No such termination shall require us to refund to Cephalon any or all of the above research and development funding.

Dr. Frank Baldino, Jr., one of our directors, currently serves as the Chairman and Chief Executive Officer of Cephalon.

Our collaborative drug discovery efforts have resulted in three therapeutic programs currently with candidates in Phase I clinical trials targeting rheumatoid arthritis, an allergy/asthma indication and chronic obstructive pulmonary disease (COPD).  We initially identified p38 kinase inhibitor lead compounds in 1997 and entered into a collaborative partnering agreement with BMS in 1999. This collaboration resulted in a compound that advanced to clinical trials in August 2003.  A second compound resulting from that partnership, which is a back-up candidate, advanced to Phase I clinical trials in Canada in December 2005. A third compound discovered in our laboratories, aimed at an allergy/asthma indication, was the basis of a collaboration with Daiichi Pharmaceutical Co. and resulted in a drug candidate that advanced to clinical trials in November 2003. Our Schering-Plough relationship produced a compound which advanced to clinical trials in March 2004 for COPD.  Associated with these development programs, we have received milestone payments from each of BMS, Daiichi and Schering-Plough and, to the extent the compounds successfully progress through clinical development, we will be entitled to receive additional milestone payments.  We are also entitled under the agreements with each of these partners to receive royalties on the commercial sale, if any, of most new drugs resulting from these collaborations.  However, numerous additional studies are required to fully assess the potential of these clinical candidates before they reach the marketplace, and the results from preclinical studies and clinical studies conducted to date with these compounds are not necessarily indicative of the results that may be obtained in future clinical studies.

In addition to the compounds in the clinic, seven more partnered programs are at various stages of preclinical development, the point at which compounds are tested for safety in animals. This stage is prior to the filing of an Investigational New Drug, or IND, application and the compound’s exposure to humans during Phase I of clinical development.

Preclinical and clinical development of drug candidates is a long, expensive and uncertain process.  We continue to pursue the discovery and development of product candidates using our integrated technology platform in both our internal and collaborative programs. The drug candidates described above are at an early stage, and none has received regulatory approval for commercial sale.  Both our partnered clinical candidates and our internally-derived compounds face the substantial risk of failure inherent in drug research and development.  At any stage of the clinical development process, our collaborators, or we, may decide to discontinue development of our product candidates. To date, none of the compounds to which we hold complete or partial rights has reached the stage of a commercial product and, although we have received license and milestone fees, we may never receive any royalty payments, or any additional license and milestone fees, under our current or any future collaborations. We do not expect that our product candidates will be commercially available for many years, if ever.

During the six months ended June 30, 2006 and 2005, we earned approximately $4.1 million and $6.2 million, respectively, or 55% and 57%, respectively, of our revenue under our research collaboration agreements with Schering-Plough, of which $3.1 million and $5.2 million was full-time employee (FTE) funding and $1.0 million was milestone payments in each of the respective six month periods.

Currently, we are planning for full-time employee funding from the Schering-Plough collaborations to cease in August 2006.  We expect to record revenue from these collaborations through early October 2006, at which time we expect our wind-down research activities under the collaborations to cease. We will continue to be entitled to payments resulting from the successful achievement by Schering-Plough, if any, of preclinical and clinical milestones as well as royalty payments from sales, if any, of products resulting from compounds already delivered by us and accepted by Schering-Plough under the collaborations.

During the six months ended June 30, 2006 and 2005, we earned approximately $1.7 million and $2.7 million, respectively, or 23% and 25%, respectively, of our revenue, all of which was FTE research funding for the six months ended June 30, 2006 and $0.5 million was milestone payments during the six months ended June 30, 2005, under our research collaboration agreement with Organon. Under our agreement with Organon, we received quarterly research funding to conduct our drug discovery activities to identify and optimize new drug candidates for multiple therapeutic targets provided by Organon.  We have received all of our research funding under the Organon Agreement, the research term of which expires in February 2007.  We may receive milestone payments upon the successful achievement of preclinical research, preclinical development and clinical development milestones. Upon successful commercialization of any product resulting from this relationship, we will be entitled to receive royalties on sales of that product.

Failure to earn additional research and milestone payments under our current collaborations and additional collaborations we seek to enter into would have a material adverse effect on our financial condition and our results of operations.  If we fail to earn adequate additional research and milestone payments, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

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

As of June 30, 2006, we had cash, cash equivalents and marketable securities of $40.1 million compared to $30.4 million at December 31, 2005, representing 74% and 66% of our total assets, respectively. We invest excess cash in highly liquid investment-grade marketable securities, including corporate bonds and United States government and agency securities.

The following is a summary of selected cash flow information for the six months ended June 30, 2006 and 2005:

	Six months ended June 30,
	2006	2005
Net loss	$(14,861)	$(9,350)
Adjustments for noncash operating items	2,015	1,634

Net cash operating loss	(12,846)	(7,716)
Net change in assets and liabilities	22,582	(258)

Net cash provided by (used in) operating activities	$9,736	$(7,974)

Net cash provided by investing activities	$11,692	$1,137

Net cash provided by financing activities	$907	$265

Net cash provided by (used in) operating activities

Net cash provided by operating activities for the six months ended June 30, 2006 and 2005 resulted primarily from the receipt of a $5.0 million upfront payment received in April 2006 relating to the GSK Agreement and a $15.0 million upfront non-refundable payment received in June 2006 relating to the Cephalon Agreement, offset by our operating loss due to our funding of our proprietary internal drug research and development efforts and the payment of restructuring expenses related to the 2004 consolidation of our facilities. Absent the receipt of the $20.0 million from GSK and Cephalon, our net cash used in operating activities would have been approximately $10.3 million, which reflects approximately $8.0 million of research funding and milestone payments from our collaborations with Schering-Plough and Organon.  Net cash operating outflows for the six months ended June 30, 2005 was primarily a result of our operating loss due to our funding of our proprietary internal drug research and development efforts and the payment of restructuring expenses related to the 2004 consolidation of our facilities.

Net cash provided by investing activities

Net cash provided by investing activities for the six months ended June 30, 2006 and 2005 related primarily to the net sales and maturities of marketable securities, partially offset by capital expenditures for research and development and information technology equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2006 consisted primarily of proceeds from the issuance of common stock in connection with exercises of stock options. Net cash provided by financing activities for the six months ended June 30, 2005 consisted primarily of proceeds from the issuance of common stock in connection with exercises of stock options and our ESPP. The ESPP was terminated in May 2005.

Liquidity and Capital Resources Outlook

We expect to continue to use our capital to fund operating losses. We expect that our research and development expenditures will continue to increase in the future as we increase our internal drug research and development efforts. Conducting our own drug discovery research and development is a key component of our business model.  Our DARA program, which is our most advanced internal program, is currently in preclinical development, and we expect to file an IND application for the DARA program in the first quarter of 2007. Preclinical development studies and clinical trials are significant, time-consuming and costly processes.

In addition, our capital requirements may increase in future periods as we seek to expand our technology platform through investments, licensing arrangements, technology alliances, or acquisitions.

We anticipate that our capital resources will be adequate to fund our operations at their current levels at least through June 30, 2007. As of June 30, 2006, we had cash, cash equivalents and marketable securities aggregating $40.1 million. Also, as of June 30, 2006, we had deferred revenue of approximately $22.4 million relating to upfront payments received from our collaborations in advance of research and development activities that are to be provided by us subsequent to June 30, 2006, of which $13.5 million was classified as long-term. Additionally, we had other liabilities of approximately $2.0 million relating to the delivery of a set of compound libraries over the next three years pursuant to our licensing agreement with BMS, of which $1.3 million was classified as long-term as of June 30, 2006. There can be no assurance that changes will not occur that would consume available capital resources before then.

Our capital requirements depend on numerous factors, including our ability to continue and extend existing collaborative agreements and to enter into additional arrangements. Approximately 71% and 78% of our revenue for the three months ended June 30, 2006 and 2005, respectively, was generated from our collaboration with Schering-Plough and Organon. In addition, approximately 78% and 82% of our revenue for the six months ended June 30, 2006 and 2005, respectively, was generated from these collaborations.

Currently, we are planning for full-time employee funding from the Schering-Plough collaborations to cease in August 2006. We will continue to be entitled to payments resulting from the successful achievement by Schering-Plough, if any, of preclinical and clinical milestones as well as royalty payments from sales, if any, of products resulting from compounds already delivered by us and accepted by Schering-Plough under the collaborations.

Under our agreement with Organon, we received quarterly research funding to conduct our drug discovery activities to identify and optimize new drug candidates for multiple therapeutic targets provided by Organon.  We have received all of our research funding under the Organon agreement, the research term of which expires in February 2007.  We may receive milestone payments upon the successful achievement of preclinical research, preclinical development and clinical development milestones. Upon successful commercialization of any product resulting from this relationship, we will be entitled to receive royalties on sales of that product.

Failure to earn additional research and milestone payments under our current collaborations and additional collaborations we seek to enter into would have a material adverse effect on our financial condition and our results of operations.  If we fail to earn adequate additional research and milestone payments, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

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

Results of Operations

This section should be read in conjunction with the discussion under “Liquidity and Capital Resources.”

Three months ended June 30, 2006 and 2005

Our net revenue decreased 37% to $3.3 million in the three months ended June 30, 2006 compared to $5.2 million in the three months ended June 30, 2005. Net revenue consists of the funding of our collaborative research activities, as well as our earning of milestones, success fees and license revenue if and as our discoveries progress through our collaborators’ development processes. Net revenue for the three months ended June 30, 2006 and 2005 is summarized as follows:

	Three months ended June 30,
	2006	2005

Collaborative research funding	$3,167	$4,548
Milestones and success fees	—	500
License revenue	125	183
	$3,292	$5,231

Schering-Plough accounted for 45% and 49% of our net revenue in the three months ended June 30, 2006 and 2005, respectively.  Organon accounted for 26% and 29% of our net revenue in the three months ended June 30, 2006 and 2005, respectively. Cephalon accounted for 13% of our net revenue in the three months ended June 30, 2006. Our alliance with Cephalon commenced in May 2006 and therefore there was no corresponding revenue in the three months ended June 30, 2005.

The decrease in collaborative research funding in the three months ended June 30, 2006 was largely due to the reduction in funding from our collaborations with Schering-Plough and the expiration of other collaborative research and development agreements, partially offset by the revenue generated from the our new alliances with Cephalon and GSK.

Collaborative research and development expense includes the labor, material, equipment and allocated facilities cost of our scientific staff that is working on collaborative partnerships. Collaborative research and development expenses decreased 35% to $3.0 million in the three months ended June 30, 2006 compared to $4.6 million in the three months ended June 30, 2005. This decrease was due to decreased resources allocated to our collaborative partnerships largely due to the reduced staffing on our collaborations with Schering-Plough and the expiration of other collaborative research and development agreements. This decrease was offset by costs associated with research and development activities relating to our new collaboration partnerships with Cephalon and GSK, and the recognition of share-based compensation costs of $80 thousand associated with our adoption of SFAS 123R.

Proprietary research and development expense includes research and development acquisition costs, labor, material, equipment and allocated facilities cost of scientific staff working on self-funded internal drug discovery programs. Using proprietary technologies and processes, we seek to discover and develop novel drug candidates to advance internally as well as with strategic partners. Our most advanced internal program is in preclinical development and focuses on dual angiotensin (AT1) and endothelin (ETA) receptor antagonists (DARA) for cardiovascular disease. We licensed our DARA program from BMS in March 2006. In addition, we currently have several internal programs in advanced preclinical optimization. Proprietary research and development expenses increased 123% to $5.5 million in the three months ended June 30, 2006 compared to $2.5 million in the three months ended June 30, 2005. This increase was primarily attributable to costs relating to preclinical development studies for our DARA program, resources expended on our JAK-3 program for transplant rejection, our Adenosine A2a antagonists program for Parkinson’s disease, our CCR-1 antagonists program for rheumatoid arthritis and multiple sclerosis, and our recognition of share-based compensation costs of $94 thousand associated with our adoption of SFAS 123R. Because of the speculative nature of these internal drug discovery projects, it is not possible to estimate completion dates, or estimated costs of completion. Additionally, from time to time, certain staff and other research and development resources may be temporarily redirected from one project to another, which redirection may also delay or impact the cost of internal drug discovery projects.

Sales, general and administrative expense decreased by 23% to $2.4 million in the three months ended June 30, 2006 compared to $3.2 million in the three months ended June 30, 2005.  The decrease in sales, general and administrative expense is attributable to approximately $1.0 million in severance costs incurred in the three months ended June 30, 2005, and lower consulting and travel costs offset by approximately $182 thousand in severance costs incurred and the recognition of share-based compensation costs of $237 thousand associated with our adoption of SFAS 123R in the three months ended June 30, 2006.

Restructuring and other charges decreased by approximately $88 thousand, which relates to an adjustment to our restructuring cost estimate to reflect our actual restructuring costs.

Interest and other income, net increased to $333 thousand in the three months ended June 30, 2006 compared to $297 thousand in the three months ended June 30, 2005.  This increase is due to higher yields on our investments.

We recorded an income tax provision of $20 thousand and $4 thousand for the three months ended June 30, 2006 and 2005, respectively, related to minimum state income taxes. The increase relates to temporary differences in revenue recognition between generally accepted accounting principles and applicable tax law.

As a result of the net revenues and expenses described above, we generated a net loss of $7.2 million ($0.47 per basic and diluted share) in the three months ended June 30, 2006, compared to a net loss of $4.7 million ($0.38 per basic and diluted share) in the three months ended June 30, 2005.

Six months ended June 30, 2006 and 2005

Our net revenue decreased 32% to $7.4 million in the six months ended June 30, 2006 compared to $10.9 million in the six months ended June 30, 2005. Net revenue consists of the funding of our collaborative research activities, as well as our earning of milestones, success fees and license revenue if and as our discoveries progress through our collaborators’ development processes. Net revenue for the six months ended June 30, 2006 and 2005 is summarized as follows:

	Six months ended June 30,
	2006	2005

Collaborative research funding	$6,158	$9,056
Milestones and success fees	1,000	1,500
License revenue	250	366
	$7,408	$10,922

Schering-Plough accounted for 55% and 57% of our net revenue in the six months ended June 30, 2006 and 2005, respectively, including $1.0 million of our milestones and success fees revenue recorded in each of the six months ended June 30, 2006 and 2005, respectively.  Organon accounted for 23% and 25% of our net revenue in the six months ended June 30, 2006 and 2005, respectively, including $0.5 million of our milestones and success fees recorded in the six months ended June 30, 2005.

The decrease in collaborative research funding in the six months ended June 30, 2006 was largely due to the reduction in funding from our collaborations with Schering-Plough and the expiration of other collaborative research and development agreements, partially offset by the revenue generated from the our new alliances with Cephalon and GSK.

Collaborative research and development expense includes the labor, material, equipment and allocated facilities cost of our scientific staff that is working on collaborative partnerships. Collaborative research and development expenses decreased 38% to $6.3 million in the six months ended June 30, 2006 compared to $10.2 million in the six months ended June 30, 2005. This decrease was due to decreased resources allocated to our collaborative partnerships largely due to the reduced staffing on our collaborations with Schering-Plough and the expiration of other collaborative research and development agreements. This decrease was offset by costs associated with research and development activities relating to our new collaboration partnerships with Cephalon and GSK, and the recognition of share-based compensation costs of $158 thousand associated with our adoption of SFAS 123R.

Proprietary research and development expense includes research and development acquisition costs, labor, material, equipment and allocated facilities cost of scientific staff working on self-funded internal drug discovery programs. Using proprietary technologies and processes, we seek to discover and develop novel drug candidates to advance internally as well as with strategic partners. Our most advanced internal program is in preclinical development and focuses on dual angiotensin (AT1) and endothelin (ETA) receptor antagonists (DARA) for cardiovascular disease. We licensed our DARA program from BMS in March 2006. In addition, we currently have several internal programs in advanced preclinical optimization. Proprietary research and development expenses increased 150% to $11.8 million in the six months ended June 30, 2006 compared to $4.7 million in the six months ended June 30, 2005. This increase was partially due to our licensing of the DARA program, for which we recorded a $2.0 million charge. Exclusive of this charge, proprietary research and development expenditures increased 108%. This increase was primarily attributable to costs relating to preclinical development studies for our DARA program, resources expended on our JAK-3 program for transplant rejection, our Adenosine A2a antagonists program for Parkinson’s disease, our CCR-1 antagonists program for rheumatoid arthritis and multiple sclerosis, and our recognition of share-based compensation costs of $185 thousand associated with our adoption of SFAS 123R. Because of the speculative nature of these internal drug discovery projects, it is not possible to estimate completion dates, or estimated costs of completion. Additionally, from time to time, certain staff and other research and development resources may be temporarily redirected from one project to another, which redirection may also delay or impact the cost of internal drug discovery projects.

Sales, general and administrative expense decreased by 16% to $4.9 million in the six months ended June 30, 2006 compared to $5.8 million in the six months ended June 30, 2005.  The decrease in sales, general and administrative expense is attributable to approximately $1.0 million in severance costs incurred in the six months ended June 30, 2005, and lower consulting, recruiting and travel costs offset by approximately $182 thousand in severance costs incurred and the recognition of share-based compensation costs of $462 thousand associated with our adoption of SFAS 123R in the six months ended June 30, 2006.

Restructuring and other charges decreased by approximately $88 thousand, which relates to an adjustment to our restructuring cost estimate to reflect our actual restructuring costs.

Interest and other income, net increased to $614 thousand in the six months ended June 30, 2006 compared to $506 thousand in the six months ended June 30, 2005.  This increase is due to higher yields on our investments.

We recorded an income tax provision of $28 thousand and $14 thousand for the six months ended June 30, 2006 and 2005, respectively, related to minimum state income taxes. The increase relates to temporary differences in revenue recognition between generally accepted accounting principles and applicable tax law.

As a result of the net revenues and expenses described above, we generated a net loss of $14.9 million ($0.98 per basic and diluted share) in the six months ended June 30, 2006, compared to a net loss of $9.4 million ($0.75 per basic and diluted share) in the six months ended June 30, 2005.

Contractual Obligations

For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended December 31, 2005. See discussion of the Product Development and Commercialization Agreement with GSK and the Collaboration and License Agreement with Cephalon in Note 2, and the License Agreement with BMS in Note 3, respectively, to the Financial Statements for new contractual obligations as of June 30, 2006.

Net Loss Outlook

We have had net losses in recent years and we expect to incur losses in future periods. Our net loss is highly dependent on the continued funding and success of our research and development programs with our existing collaborators. Currently, we are planning for full-time employee funding from the Schering-Plough collaborations to cease in August 2006. We expect to record revenue from this collaboration through early October 2006, at which time we expect our wind-down research activities under the collaborations to cease. We will continue to be entitled to payments resulting from the successful achievement by Schering-Plough, if any, of preclinical and clinical milestones as well as royalty payments from sales, if any, of products resulting from compounds already delivered by us and accepted by Schering-Plough under the collaborations.

On May 18, 2006, we entered into a collaboration and license agreement with Cephalon. Under the Cephalon Agreement, we received a $15.0 million non-refundable payment to support our research and development efforts and we are principally responsible for performing medicinal chemistry and primary biology research and development. The revenue for this research and development is recognized on a proportional performance basis, which is expected to approximate straight-line recognition over the initial three year term of the alliance.

Failure to earn additional research and milestone payments under our current collaborations and collaborations we seek to enter into would have a material adverse effect on our financial condition and our results of operations.  If we fail to earn adequate additional research and milestone payments, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

We expect to incur losses in future periods and these losses may grow as a result of the increased level of investment we have determined to make in our internal proprietary programs in the future as well as the results of those programs. Our internal proprietary research and development costs are expected to continue to increase due to our efforts to progress the DARA program into clinical trials. We expect to file an IND application for the DARA program in the first quarter of 2007.

Effective January 1, 2006, we adopted SFAS 123R “Share-Based Payment.” The adoption of SFAS 123R has had and will continue to have a significant impact on our results of operations, however, there will be no impact on the Company’s cash flows.

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

Long-Lived Assets

We review long-lived assets, including leasehold improvements, property and equipment, and acquired technology rights, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This requires us to estimate future cash flows related to these assets. Actual results could differ from these estimates, which may affect the carrying amount of assets and the actual amortization expense. As of June 30, 2006, we had long-lived assets with a net book value of $10.6 million.

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

As a result of adopting SFAS 123R, the Company’s net income and basic and diluted earnings per share for the six months ended June 30, 2006 were $884 thousand and $.06 per share, respectively, lower than if the Company had continued to account for its share-based compensation under APB 25. These amounts include a charge of approximately $79 thousand relating to the accelerated vesting of certain stock options of the Company’s former Executive Vice President and Chief Financial Officer. See Note 7 to the Financial Statements for further discussion. At June 30, 2006, there was approximately $3.2 million of unrecognized compensation costs, net of estimated forfeitures, related to share-based payments which are expected to be recognized over a weighted average period of 1.4 years. Total share-based compensation costs for the six months ending June 30, 2006 were approximately $926 thousand, which includes approximately $42 thousand relating to the vesting of restricted stock awards.

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

A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have materially affected the fair value of our interest sensitive financial instruments as of June 30, 2006.

Item 4. Controls and Procedures

For the three months ended June 30, 2006, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer (our principal financial officer and chief accounting officer), of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that as of June 30, 2006, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, cannot provide assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Additionally, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer determined that there were no changes in our internal control over financial reporting during the three month period ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

We are not currently a party to any legal proceedings the negative outcome of which would have a material adverse effect on our business, financial condition or results of operations.

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

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Future cash inflows from our existing collaborations is highly dependent on our and our collaborators’ ability to advance collaborative programs and thereby achieve additional research and milestone payments.   Failure to earn significant future milestone payments under our collaborations would have a material adverse effect on our business as it is currently conducted, our financial condition and our results of operations if we are unable to replace this funding.

During the six months ended June 30, 2006 and 2005, we earned approximately $5.8 million and $8.9 million, or approximately 78% and 82%, respectively, of our revenue for each respective six month period, under our research collaboration agreements with two collaborators, Schering-Plough and Organon.  Currently, we are planning for full-time employee funding from the Schering-Plough collaborations to cease in August 2006. We expect to record revenue from these collaborations through early October 2006, at which time we expect our wind-down research activities to cease. We will continue to be entitled to payments resulting from the successful achievement by Schering-Plough, if any, of preclinical and clinical milestones as well as royalty payments from sales, if any, of products resulting from compounds already delivered by us and accepted by Schering-Plough under the collaborations.  Under our agreement with Organon, we received quarterly research funding to conduct our drug discovery activities to identify and optimize new drug candidates for multiple therapeutic targets provided by Organon.  Organon made its final payment of such quarterly research funding to us under the agreement in May 2006.  We may receive milestone payments upon the successful achievement of preclinical research, preclinical development and clinical development milestones. Upon successful commercialization of any product resulting from this relationship, we will be entitled to receive royalties on sales of that product.

In March 2006, we entered into a product development and commercialization collaboration with GSK.  Under the terms of the GSK Agreement, we will receive up to $15.0 million in cash payments from GSK related to initial discovery activities to be conducted by us, including $5.0 million that we received in April 2006. Up to the remaining $10.0 million will be payable to us upon our fulfillment of certain conditions related to initial discovery activities to be conducted by us.  In addition to those cash payments, we are entitled to receive success-based milestone payments, starting in preclinical research, from GSK for each drug development program pursued under the alliance and the potential for double-digit royalties upon the successful commercialization by GSK of any product resulting therefrom.

In May, 2006, we entered into a collaboration and license agreement with Cephalon, and we received an up-front, non-refundable payment of $15.0 million in June 2006 to support our research and development efforts on behalf of the alliance over a three year period.  For each clinical candidate, if any, advanced under the collaboration with Cephalon, the developing company will make clinical, regulatory and sales milestone payments to the non-developing company.  In addition, the company commercializing each resulting product, if any, will pay the non-commercializing company up to double-digit royalties based on the sales level achieved.

Failure to earn additional research and milestone payments under our current collaborations and additional collaborations we seek to enter into would have a material adverse effect on our business as it is currently conducted, our financial condition, and our results of operations.  If we fail to earn adequate additional research and milestone payments, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

If we consume cash more quickly than expected, and if we are unable to raise additional capital, we may be forced to curtail operations.

We anticipate that our capital resources, including our existing cash, cash equivalents and marketable securities as of June 30, 2006 of approximately $40.1 million, will be adequate to fund our operations at their current levels at least through June 30, 2007. Also, as of June 30, 2006, we had deferred revenue of approximately $22.4 million relating to upfront payments received from our collaborations in advance of research and development activities that are to be performed by us subsequent to June 30, 2006, of which $13.5 million was classified as long-term. Additionally, we had other liabilities of approximately $2.0 million relating to the delivery of a set of compound libraries over the next three years pursuant to our licensing agreement with BMS, of which $1.3 million was classified as long-term as of June 30, 2006. Changes may occur that would cause us to consume available capital resources before that time. Examples of relevant potential changes in our capital resources include:

•                  the costs associated with our drug research and development activities;

•                  changes in existing collaborative relationships, including the funding we receive in connection with those relationships;

•                  the progress of our milestone and royalty producing activities;

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

•                  competing technological and market developments; and

•                  the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, and the outcome of related litigation.

We intend to raise additional capital. The capital could be raised through public or private financings involving debt or common or other classes of our equity. Any issuance of equity securities would dilute our current stockholders’ percentage ownership of us. As of June 30, 2006, there were approximately 4,299,000 stock options outstanding and approximately 5,000 shares of unvested restricted stock granted under our various equity compensation plans. These equity instruments represent approximately 28% of our shares outstanding at June 30, 2006. The significant dilution represented by our outstanding equity compensation awards may make it more difficult for us to raise additional capital. Additional capital may not be available on favorable terms, or at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

Because our DARA program is in preclinical development, there is a high risk that further development and testing will demonstrate that the DARA compounds are not suitable for commercialization.

We have no products that have received regulatory approval for commercial sale. Our DARA program is in preclinical development, and we face the substantial risks of failure inherent in developing drugs based on new technologies. We plan to file an IND application for our DARA program with the FDA in the first quarter of 2007.

Our DARA program must satisfy rigorous standards of safety and efficacy before the FDA and foreign regulatory authorities will approve them for commercial use. We will need to conduct significant additional preclinical testing and, if such preclinical testing is successful, clinical trials, to demonstrate the safety and efficacy of our DARA program to the satisfaction of the FDA and foreign regulatory authorities to obtain product approval.

Preclinical testing and clinical development are long, expensive and uncertain processes. It may take us many years to complete testing and trials, if any, and failure can occur at any stage of testing or trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. We may suffer significant setbacks in advanced clinical trials, even after promising results in earlier trials. We may not be able to enroll a sufficient number of patients to complete our clinical trials in a timely manner. Based on results at any stage of preclinical testing or clinical trials, we may decide to discontinue development of our DARA program.

We do not know whether any future clinical trials of our DARA program will demonstrate sufficient safety and efficacy necessary to obtain the requisite regulatory approvals or will result in marketable products. Our failure to adequately demonstrate the safety and efficacy of our DARA program under development will prevent receipt of FDA and foreign regulatory approvals and, ultimately, their commercialization.

We had net losses in recent years, and our future profitability is uncertain.

During the six months ended June 30, 2006, we had a net loss of approximately $14.9 million.  The net loss was primarily due to our licensing of the DARA program from BMS and costs associated with developing the program, our continued focus on internal research and development, the decrease in revenue from our collaborations with Schering-Plough, and increased compensation costs associated with the adoption of SFAS 123R.

Currently, we are planning for full-time employee funding from the Schering-Plough collaborations to cease in August 2006.  We expect to record revenue from these collaborations through early October 2006, at which time we expect our wind-down research activities under the collaborations to cease.  We will continue to be entitled to payments resulting from the successful achievement by Schering-Plough, if any, of preclinical and clinical milestones as well as royalty payments from sales, if any, of products resulting from compounds already delivered by us and accepted by Schering-Plough under the collaborations.

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

None.

Item 3.   Defaults upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

On May 4, 2006, we held our Annual Meeting of Stockholders in Cranbury, New Jersey.  The following matters were submitted to a vote of security holders.

Our stockholders voted to elect the following members of our Board of Directors for terms of three years each:

Nominee	In Favor	Against	Abstain
Carol A. Ammon	11,371,014	8,898	—
Paul A. Bartlett, Ph.D.	10,980,054	399,858	—
Joseph A. Mollica, Ph.D.	11,087,190	292,722	—

Our directors whose terms of office continued after the meeting include three Class III directors whose term expires in 2007, Steven J. Burakoff, M.D., James J. Marino and Bruce A. Peacock, and three Class I directors whose term expires in 2008, Frank Baldino, Jr., Ph.D., Leslie J. Browne, Ph.D. and Gary E. Costley, Ph.D.

Our stockholders voted as follows to ratify the appointment of Ernst & Young LLP as our independent external auditors for the fiscal year ending December 31, 2006: 11,365,428 shares were voted in favor of ratification, 12,118 shares were voted against ratification, and 2,365 shares abstained from voting.

Item 5.   Other Information

None.

Item 6.   Exhibits

Exhibits.

10.1	Collaboration and License Agreement between Pharmacopeia Drug Discovery, Inc. and Cephalon, Inc., dated May 18, 2006.(1)(2)

10.2	Amendment No. 1, dated August 3, 2006, to amended and restated Employment Agreement between Pharmacopeia Drug Discovery, Inc. and Leslie Johnston Browne, Ph.D.(1)(3)

10.3	Amendment No. 2, dated August 3, 2006, to Severance Agreement between Pharmacopeia Drug Discovery, Inc. and Stephen C. Costalas.(1)(3)

10.4	Amendment No. 2, dated August 3, 2006, to Severance Agreement between Pharmacopeia Drug Discovery, Inc. and David M. Floyd.(1)(3)

10.5	Amendment No. 1, dated August 3, 2006, to Severance Agreement between Pharmacopeia Drug Discovery, Inc. and Brian M. Posner.(1)(3)

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

(3)             Compensation plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACOPEIA DRUG DISCOVERY, INC.

Date: August 4, 2006	By:	/s/ Leslie J. Browne, Ph.D.
Leslie J. Browne, Ph.D. President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Brian M. Posner
Brian M. Posner Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Chief Accounting Officer)

PHARMACOPEIA DRUG DISCOVERY, INC.

INDEX TO EXHIBITS

Exhibits.

10.1	Collaboration and License Agreement between Pharmacopeia Drug Discovery, Inc. and Cephalon, Inc., dated May 18, 2006.(1)(2)

10.2	Amendment No. 1, dated August 3, 2006, to amended and restated Employment Agreement between Pharmacopeia Drug Discovery, Inc. and Leslie Johnston Browne, Ph.D.(1)(3)

10.3	Amendment No. 2, dated August 3, 2006, to Severance Agreement between Pharmacopeia Drug Discovery, Inc. and Stephen C. Costalas.(1)(3)

10.4	Amendment No. 2, dated August 3, 2006, to Severance Agreement between Pharmacopeia Drug Discovery, Inc. and David M. Floyd.(1)(3)

10.5	Amendment No. 1, dated August 3, 2006, to Severance Agreement between Pharmacopeia Drug Discovery, Inc. and Brian M. Posner.(1)(3)

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

(3)             Compensation plan or arrangement in which directors or executive officers are eligible to participate.