Form 10-Q
period 2006-09-30
PHARMACOPEIA DRUG DISCOVERY INC
filed 2006-11-02
CIK 1273013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2006
Common Stock, $0.01 par value	21,122,923

PHARMACOPEIA DRUG DISCOVERY, INC.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Pharmacopeia Drug Discovery, Inc.

Balance Sheets

(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,979	$11,680
Marketable securities	5,036	18,686
Accounts receivable	2,008	2,256
Prepaid expenses and other current assets	1,131	771
Total current assets	34,154	33,393

Property and equipment, net	11,314	10,548
Deferred compensation plan assets	1,873	1,904
Other assets	174	174
Total assets	$47,515	$46,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,720	$1,112
Accrued liabilities	2,883	3,350
Restructuring reserve	—	908
Deferred revenue, current portion	7,615	3,492
Total current liabilities	13,218	8,862

Deferred compensation plan	1,873	1,904
Deferred revenue, long-term	12,154	—
Other liabilities, long-term	1,333	—

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 15,317,300 and 14,988,915 shares issued and outstanding, respectively	153	150
Additional paid-in capital	61,760	58,751
Accumulated deficit	(42,946)	(23,373)
Accumulated other comprehensive loss	(30)	(146)
Deferred compensation	—	(129)
Total stockholders’ equity	18,937	35,253
Total liabilities and stockholders’ equity	$47,515	$46,019

See accompanying notes to these unaudited financial statements

Pharmacopeia Drug Discovery, Inc.

Statements of Operations

(Amounts in thousands, except share and per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Net revenue	$6,257	$3,908	$13,665	$14,830

Collaborative research and development expense	3,448	4,145	9,760	14,387
Proprietary research and development expense	5,801	2,730	17,561	7,426
Sales, general and administrative expense	2,130	2,038	7,001	7,864
Restructuring and other charges (credits)	—	—	(88)	—
Interest and other income, net	(419)	(275)	(1,033)	(781)
	10,960	8,638	33,201	28,896
Loss before income taxes	(4,703)	(4,730)	(19,536)	(14,066)
Provision for income taxes	9	7	37	21
Net loss	$(4,712)	$(4,737)	$(19,573)	$(14,087)

Net loss per share:
- Basic and diluted	$(0.31)	$(0.33)	$(1.28)	$(1.08)

Weighted average number of common stock outstanding:
- Basic and diluted	15,297,476	14,264,615	15,244,905	13,023,929

See accompanying notes to these unaudited financial statements

Pharmacopeia Drug Discovery, Inc.

Statements of Cash Flows

(Amounts in thousands)

	For the Nine Months
	Ended September 30,
	2006	2005
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,573)	$(14,087)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,406	1,712
Contribution of stock to 401(k) Plan	311	299
Share-based compensation	1,418	281
Adjustment to accrued restructuring charges	(88)	—
Gain on sale of property and equipment	(3)	—
Changes in assets and liabilities:
Accounts receivable	248	322
Prepaid expenses and other current assets	(360)	313
Other assets	—	(42)
Accounts payable	1,608	227
Accrued liabilities	866	(50)
Restructuring reserve	(820)	(1,862)
Deferred revenue	16,782	36
Net cash provided by (used in) operating activities	1,795	(12,851)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(2,172)	(928)
Proceeds from sale of property and equipment	3	—
Purchases of marketable securities	(1,000)	(10,536)
Proceeds from sale and maturities of marketable securities	14,766	10,557
Net cash provided by (used in) investing activities	11,597	(907)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	907	7,872
Investment by Accelrys, Inc.	—	47
Net cash provided by financing activities	907	7,919
Net increase (decrease) in cash and equivalents	14,299	(5,839)
Cash and equivalents, beginning of period	11,680	20,173
Cash and equivalents, end of period	$25,979	$14,334

Noncash transactions for the nine months ended September 30, 2006 were as follows:

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

See accompanying notes to these unaudited financial statements

Pharmacopeia Drug Discovery, Inc.

Notes to Unaudited Financial Statements

1.   Background and Basis of Presentation

Pharmacopeia Drug Discovery, Inc. (Pharmacopeia or the Company) was incorporated in 2002 as a wholly-owned subsidiary of Accelrys, Inc. (Accelrys), formerly Pharmacopeia, Inc. On April 30, 2004 (the distribution date), Accelrys spun-off 100 percent of the shares of Pharmacopeia in a pro rata tax-free distribution and distributed to its stockholders of record one share of Pharmacopeia common stock for every two shares of Accelrys common stock held. A total of 12,181,471 shares were distributed.

Pharmacopeia is committed to creating and delivering novel therapeutics to address significant medical needs. Using proprietary technologies and processes, the Company seeks to identify, optimize and develop novel drug candidates through its own internally-funded drug discovery and development programs and in collaborations with major pharmaceutical and biotechnology companies.  The Company’s collaborative research efforts have resulted in a portfolio of three partnered programs (comprising four compounds) that are being actively pursued in human clinical trials, in addition to six partnered programs in preclinical development, and multiple other partnered programs in discovery.  Pharmacopeia has one internal program in preclinical development and four internal programs in advanced discovery.

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

2.   Significant Collaborations

Product Development and Commercialization Agreement with GSK

In March 2006, the Company and SmithKlineBeecham Corporation and Glaxo Group Limited (together GSK) entered into a product development and commercialization agreement (the GSK Agreement). The GSK Agreement provides that GSK will have an exclusive option, exercisable at defined points during the development process for each program (up to the point of clinical proof of concept), to license that program. Upon licensing a program, GSK is obligated to conduct preclinical development and/or clinical trials and commercialize pharmaceutical products resulting from such licensed programs on a worldwide basis (the GSK License Obligations). If GSK does not exercise its option to license a program, the Company will retain all rights to that program and may continue to develop the program and commercialize any products resulting from the program, or it may elect to cease progressing the program and/or seek other partners for the further development and commercialization. In addition, the Company will retain rights to each program for which GSK has not fulfilled its GSK License Obligations.

Under the terms of the GSK Agreement, the Company may receive up to $15.0 million in cash payments from GSK related to the initial discovery activities to be conducted by the Company, including $5.0 million that the Company received in April 2006. Up to the remaining $10.0 million will be payable to the Company upon its fulfillment of certain conditions related to the initial discovery activities to be conducted by the Company. The Company’s role in the alliance is to (i) identify and (ii) advance molecules in chosen therapeutic programs to development stage and (iii) subject to certain provisions in the GSK Agreement, further develop the candidates to clinical “proof of concept” (a demonstration of efficacy in man). In addition to the cash payments above, the Company is entitled to receive success-based milestone payments, starting in preclinical research, from GSK for each drug development program pursued under the alliance and the potential for double-digit royalties upon the successful commercialization by GSK of any product resulting therefrom. In the event that GSK does not exercise its option to license a program and the Company continues to develop the program and commercialize any products resulting from the program, the Company will be obligated to pay GSK success-based milestone payments and royalties upon successful commercialization, if any. The Company has agreed that it will not screen its compound library for other collaborators, or for its own account, against any target it screens under the GSK Agreement for a specified period.

The Company and GSK each have the right to terminate the GSK Agreement in its sole discretion under certain specified circumstances at any time during the term of the GSK Agreement. In addition, the Company and GSK each have the right to terminate the GSK Agreement under circumstances that are customary in these types of agreements.  If the Company exercises its discretionary termination right at any time during the first five years of the term, under certain circumstances, it could be required to refund to GSK a portion of the up to $15.0 million related to initial discovery activities to be conducted by the Company referred to above.  The amount of any such refund will be calculated based upon when during the term of the GSK Agreement that termination occurs.  However, there are no instances where the deferred revenue would be amortized below the amount that could be potentially refundable pursuant to the terms of the GSK Agreement.  Further, should GSK exercise its discretionary termination rights, there are no provisions in the GSK Agreement that would require the Company to refund payments received relating to its performance of initial discovery activities under the GSK Agreement.

In April 2006, the Company received $5.0 million in connection with the execution of the GSK Agreement. The Company recorded deferred revenue associated with the payment, net of the fair value of the warrants described below, of approximately $4.5 million. As of September 30, 2006, approximately $0.5 million was classified in deferred revenue, current portion and approximately $3.9 million has been classified in deferred revenue, long-term. The Company will recognize revenue on a proportional performance basis as it performs the required discovery activities in an amount from time to time less than or equal to the non-refundable portion of payments received in connection with the GSK Agreement.  For the three months ended September 30, 2006, the Company recognized revenue of approximately $93 thousand under the GSK Agreement.

In connection with the GSK Agreement, the Company issued two warrants to GSK for the purchase of up to an aggregate of 176,367 shares of our common stock at an exercise price of $5.67 per share, which was a 25% premium over the trailing 30-day closing price average preceding March 24, 2006. The warrants are exercisable at any time before the earlier to occur of (i) March 24, 2011 and (ii) the effective date of certain types of terminations of the GSK Agreement. These warrants were issued in a transaction not involving a public offering under Section 4(2) of the Securities Act of 1933, as amended. The fair value of the warrants has been determined to be $505 thousand. This amount was calculated using the Black-Scholes pricing model with the following assumptions: 80% volatility; expected term of 5 years; 4.66% risk-free rate; and 0% dividend.

Collaboration and License Agreement with Cephalon

In May 2006, the Company entered into a Collaboration and License Agreement (the Cephalon Agreement) with Cephalon, Inc. (Cephalon) providing for the formation of a new drug discovery, development and commercialization alliance.  Under the Cephalon Agreement, the Company received an up-front, non-refundable payment of $15.0 million in June 2006 to support the Company’s research efforts.

As part of and during the initial phase of the alliance, Cephalon will be responsible for identifying hit and lead compounds.  The Company and Cephalon will then work collaboratively to advance the lead compounds to clinical candidates.  The Company will be principally responsible for medicinal chemistry and primary biology research, and Cephalon will provide further biology support, especially preclinical disease models, as required by the Cephalon Agreement. The Company has agreed that it will not screen its compound library for other collaborators, or for its own account, against any target it works on under the Cephalon Agreement for a specified period.

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

As stated above, under the Cephalon Agreement, the Company received a non-refundable payment of $15.0 million and is principally responsible for performing medicinal chemistry and primary biology research. The revenue for this research is recognized on a proportional performance basis, which is expected to approximate straight-line recognition of revenue over the initial three year term of the alliance. Included in deferred revenue at September 30, 2006 was approximately $13.3 million related to the Cephalon Agreement, of which $8.3 million was classified as long-term. The Company may receive milestone payments upon the successful achievement, if any, of preclinical and clinical milestones. These milestone payments will be recognized as revenue when the milestones are achieved. Upon successful commercialization of any product resulting from this relationship, the Company will be entitled to receive royalties on sales of that product. For the three and nine month periods ended September 30, 2006, the Company’s alliance with Cephalon accounted for 20% and 12%, respectively, of revenue. Prior to May 18, 2006, the Company was not engaged in any research collaborations with Cephalon, and therefore there was no revenue in the corresponding three and nine month periods ended September 30, 2005.

Collaboration and License Agreement with Organon

For the three months ended September 30, 2006 and 2005, the Company’s research collaborations with N.V. Organon (Organon) accounted for 46% and 24%, respectively, of revenue, including $2.0 million in milestones and success fees recorded in the three months ended September 30, 2006. For the nine months ended September 30, 2006 and 2005, the Company’s research collaborations with Organon accounted for 34% and 24%, respectively, of revenue, including $2.0 million and $0.5 million in milestones and success fees recorded in each respective period. Under its agreement with Organon, the Company received quarterly research funding to conduct its drug discovery activities to identify and optimize new drug candidates for multiple therapeutic targets provided by Organon. The Company has received all of its research funding under the Organon agreement, the research term of which expires in February 2007.  Research funding from the Organon agreement is recognized as revenue on a proportional performance basis, which is expected to approximate straight-line recognition over the term of the agreement.  For funding received in advance of the Company’s performance of research and development activities, the Company records deferred revenue. Included in deferred revenue at September 30, 2006 and 2005 was approximately $1.4 million and $2.2 million, respectively, relating to this collaboration. The Company may receive milestone payments upon the successful achievement by Organon, if any, of preclinical research, preclinical development and clinical development milestones. These milestone payments will be recognized as revenue when the milestones are achieved. Upon successful commercialization of any product resulting from this relationship, Pharmacopeia will be entitled to receive royalties on sales of that product.

Collaboration and License Agreements with Schering-Plough

For the three months ended September 30, 2006 and 2005, the Company’s research collaborations with Schering Corporation and Schering-Plough Ltd. (together Schering-Plough), accounted for 28% and 51%, respectively, of revenue, including $1.0 million in milestones and success fees recorded in the three months ended September 30, 2006. For the nine months ended September 30, 2006 and 2005, the Company’s research collaborations with Schering-Plough, accounted for 43% and 55%, respectively, of revenue, including $2.0 million and $1.0 million in milestones and success fees recorded in each respective period. Research funding from the Schering-Plough agreements is recognized as revenue as services are performed. Milestone payments are recognized as revenue when the milestones are achieved. For funding received in advance of the Company’s performance of research and development activities, the Company records deferred revenue. Included in deferred revenue at September 30, 2006 was approximately $56 thousand relating to these collaborations. There was no deferred revenue recorded relating to these collaborations at September 30, 2005. The Company’s collaborations with Schering-Plough were recently extended, and the Company expects to receive funding and record revenue from these collaborations through early April 2007, at which time the Company expects its research activities under the collaborations to cease. The Company will continue to be entitled to payments resulting from the successful achievement by Schering-Plough, if any, of preclinical and clinical milestones as well as royalty payments from sales, if any, of products resulting from compounds already delivered by the Company and accepted by Schering-Plough under the collaborations.

Other Items

No other collaborator accounted for more than 10% of total revenue in the three or nine month periods ended September 30, 2006 and 2005.

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

3.   License Agreement with Bristol-Myers Squibb

In March 2006, the Company and Bristol-Myers Squibb Company (BMS) entered into an exclusive licensing agreement providing the Company worldwide development and commercialization rights to certain compounds discovered by BMS that possess dual angiotensin (AT1) and endothelin (ETA) receptor antagonist (DARA) activity. Under the agreement, the Company acquired exclusive rights to lead and backup DARA development candidates under the BMS patents claiming these compounds. The Company is conducting preclinical development studies with PS433540, a compound from the DARA program, and had a preliminary investigational new drug (IND) meeting with the United States Food and Drug Administration (FDA) in August 2006. The Company plans to file an IND application with the FDA and initiate dosing in humans in the first quarter of 2007.

Under the terms of the agreement, in lieu of an upfront cash payment, the Company is providing BMS a set of compound libraries, over a period of approximately three years following the execution of the agreement and will pay BMS milestone payments upon the achievement of successive clinical and regulatory events in the United States and certain other jurisdictions, and royalties on sales of products, if any, resulting from the DARA program. The first such milestone payment related to a clinical event would be the payment of $1.0 million upon the start, if any, of a Phase I clinical trial for the DARA program. In the event the Company fails to deliver the aforementioned libraries to BMS, the Company would be required to make cash payments to BMS on a pro rata basis of up to $2.0 million.

The Company accounted for this transaction in accordance with Accounting Principle Board Opinion 29, “Accounting for Nonmonetary Transactions” as amended by Statement of Financial Accounting Standard (SFAS) No. 153 “Exchanges of Nonmonetary Assets.” The Company estimates that the fair value of the compound library services to be provided to BMS is approximately $2.0 million. As such, and in accordance with SFAS No. 2 “Accounting for Research and Development Costs,” the Company recorded a non-cash charge of $2.0 million to proprietary research and development expense in the nine months ended September 30, 2006 and recorded a liability for the estimated fair value of the compound library services, of which $0.7 million is classified in current liabilities and $1.3 million is classified in other liabilities, long-term as of September 30, 2006.

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

5.   Segment Information

The Company classifies its business operations in one operating segment. All of the Company’s revenues are generated from this segment. Revenue was derived from customers located in the following geographic regions:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Customers located in:
United States	39%	45%	41%	43%
Europe	61%	54%	59%	56%
Asia	—	1%	—	1%

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

The fair value of these equity awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the nine months ended September 30, 2006 and 2005, respectively:

	2006	2005
Dividend yield	0.00%	0.00%
Expected volatility	80.00-90.00%	75.00-85.24%
Risk-free interest rate	4.66-5.06%	3.86-4.33%
Expected life (years)	6.25	5.00-5.75
Forfeiture Rate	5.24-6.93%	n/a

As a result of adopting SFAS 123R, the Company’s net income and basic and diluted earnings per share for the three and nine month periods ended September 30, 2006 were $0.5 million and $.03 per share, and $1.4 million and $.09 per share respectively, lower than if the Company had continued to account for its share-based compensation under APB 25. As of September 30, 2006, there was approximately $3.3 million of unrecognized compensation costs, net of estimated forfeitures, related to share-based payments which are expected to be recognized over a weighted average period of 1.4 years. The cash proceeds and related aggregate intrinsic value of options exercised during the three months ended September 30, 2006 were minimal. There were no stock option exercises during the three months ended September 30, 2005. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was approximately $331 thousand and $155 thousand, respectively. Cash proceeds from stock options exercised during the nine months ended September 30, 2006 and 2005 was approximately $907 thousand and $126 thousand, respectively. In addition to the expense incurred related to stock option grants, during the three and nine month periods ended September 30, 2006 the Company also incurred share-based compensation costs of approximately $21 thousand and $63 thousand, respectively, relating to the vesting of restricted stock awards.

The following table illustrates the effect on operating results and per share information had the Company accounted for its share-based compensation in accordance with SFAS 123R for the three and nine months ended September 30, 2005 (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net loss:
As reported	$(4,737)	$(14,087)
Add: Stock-based employee compensation expense included in reported net loss	25	281
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(413)	(1,512)
Pro forma	$(5,125)	$(15,318)
Basic and diluted net loss per common share:
As reported	$(0.33)	$(1.08)
Pro forma	$(0.36)	$(1.18)

Stock Plans

Pharmacopeia had two Stock Plans, the 2004 Stock Incentive Plan (the Plan), which was approved by the Company’s Board of Directors on April 6, 2004, and the 2004 Employee Stock Purchase Plan (ESPP), which was approved by the Company’s Board of Directors on May 1, 2004. Effective May 31, 2005 the Company terminated the ESPP.

In accordance with the Plan, Pharmacopeia may grant up to an aggregate of 2,400,000 shares of stock options, restricted stock, common stock, performance awards, deferred stock units and stock appreciation rights to officers, directors, employees, sales representatives and consultants of Pharmacopeia. Under the Plan no more than 500,000 shares of Incentive Stock Options and 400,000 shares of stock awards and performance shares may be granted.  The term of each incentive and non-qualified stock option is ten years. Vesting generally occurs over a period of not greater than five years.  As of September 30, 2006, there were approximately 1,305,000 shares reserved underlying options granted under the Plan and approximately 1,095,000 shares available for future grants under the Plan.

Prior to the spin-off, the Company adopted the following Accelrys stock option plans: the 1994 Incentive Stock Plan, the 1995 Director’s Option Plan, and the 2000 Stock Option Plan under which grants of options and restricted stock had been made to Pharmacopeia employees.  Generally, all outstanding options to purchase Accelrys common stock under these Accelrys Stock Option Plans were converted to options to purchase Pharmacopeia stock, in order to maintain the then existing intrinsic value and maintain the ratio of the then existing exercise price per share to the market value per share in accordance with applicable accounting standards.  As of September 30, 2006, there were approximately 2,906,000 shares reserved underlying options made under these plans.  No additional options may be granted to Pharmacopeia employees from these plans.  As of September 30, 2006, there were approximately 5,000 shares of restricted stock outstanding from these plans.

A summary of the stock option activity and weighted average exercise prices follows (in thousands, except per share data):

	Three Months Ended September 30,
	2006		2005
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of quarter:	4,298	$6.90	4,281	$6.86
Granted	15	$4.46	11	$3.92
Exercised	—	—	—	—
Expired	(102)	$8.30	(7)	$11.52
Outstanding at end of quarter:	4,211	$6.87	4,285	$6.86

Exercisable at end of quarter	3,254		3,080

Weighted average fair value of options granted during the quarter		$3.46		$2.83

A summary of stock options outstanding and exercisable as of September 30, 2006 follows (in thousands, except per share data):

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00-$5.00	1,498	5.52	$4.03	1,071	$3.84
$5.01-$10.00	2,322	4.94	$6.66	1,793	$6.85
$10.01-$15.00	46	4.20	$12.58	46	$12.60
$15.01-$20.00	345	3.30	$19.74	344	$19.74
	4,211	5.00	$6.87	3,254	$7.30

Aggregate Intrinsic Value	$323			$304

As of September 30, 2006, there were approximately 4,144,000 options outstanding, net of estimated forfeitures, that had vested or are expected to vest. The weighted-average exercise price of these options was $6.87 per option; the weighted-average remaining contractual life of these options was 5.00 years; and the aggregate intrinsic value of these options was approximately $321 thousand.

7.   Restructuring and severance obligations

During the year ended December 31, 2004, the Company executed a restructuring plan for the purpose of making its research and development activities more efficient by eliminating unnecessary facilities. A reduction in force of six administrative Pharmacopeia employees also occurred during that year. As a result, restructuring related charges of approximately $5.9 million, as outlined below, were recognized as operating expense during the year ended December 31, 2004.

The following table summarizes the activity and balance of the restructuring reserve at September 30, 2006 (in thousands):

	Severance Cost for Involuntary Employee Terminations	Costs to Exit Leased Facility	Total
Restructuring charges	$132	$5,718	$5,850
Utilization of Reserves:
Cash payments	(132)	(4,352)	(4,484)
Write-off leasehold improvements	—	(458)	(458)
Balance at December 31, 2005	$—	$908	$908
Utilization of Reserves:
Cash payments	—	(820)	(820)
Reserve Adjustment		(88)	(88)
Balance at September 30, 2006	$—	$—	$—

8.   Commitments and Contingencies

Product Development and Commercialization Agreement with GSK

As described in Note 2 to the Financial Statements, the Company and GSK each have the right to terminate the GSK Agreement in its sole discretion under certain specified circumstances at any time during the term of the GSK Agreement. In addition, the Company and GSK each have the right to terminate the GSK Agreement under circumstances that are customary in these types of agreements.  If the Company exercises its discretionary termination right at any time during the first five years of the term, under certain circumstances, it could be required to refund to GSK a portion of the up to $15.0 million related to initial discovery activities to be conducted by the Company referred to above. The amount of any such refund will be calculated based upon when during the term of the GSK Agreement that termination occurs.  However, there are no instances where the deferred revenue would be amortized below the amount that could be potentially refundable pursuant to the terms of the GSK Agreement.  Further, should GSK exercise its discretionary termination rights, there are no provisions in the GSK Agreement that would require the Company to refund payments received relating to its performance of initial discovery activities under the GSK Agreement.

The Company’s role in the alliance is to (i) identify and (ii) advance molecules in chosen therapeutic programs to development stage and (iii) subject to certain provisions in the GSK Agreement, further develop the candidates to clinical “proof of concept” (a demonstration of efficacy in man). As of September 30, 2006, the Company had approximately $4.4 million of deferred revenue related to services that are to be provided to GSK by the Company subsequent to September 30, 2006.

License Agreement with BMS

As described in Note 3 to the Financial Statements, under the terms of the agreement, in lieu of an upfront cash payment, the Company is providing BMS a set of compound libraries, over a period of approximately three years following the execution of the agreement and will pay BMS milestone payments upon the achievement of successive clinical and regulatory events in the United States and certain other jurisdictions, and royalties on sales of products, if any, resulting from the DARA program. The first such milestone payment related to a clinical event would be the payment of $1.0 million upon the start, if any, of a Phase I clinical trial for the DARA program. In the event the Company fails to deliver the aforementioned libraries to BMS, the Company would be required to make cash payments on a pro rata basis of up to $2.0 million.

Collaboration and License Agreement with Cephalon

As described in Note 2 to the Financial Statements, under the Cephalon Agreement, the Company received an up-front, non-refundable payment of $15.0 million in June 2006 to support the Company’s research efforts.  The Company will be principally responsible for performing medicinal chemistry and primary biology research over the alliance term, as required by the Cephalon

Agreement. As of September 30, 2006, the Company had approximately $13.3 million of deferred revenue related to services that are to be provided to Cephalon by the Company subsequent to September 30, 2006.

Milestone and Royalty Commitments

Under the terms of certain agreements to which the Company is a party, it is possible that the Company may become obligated to pay aggregate milestone payments totaling up to $238 million upon the achievement of successive clinical and regulatory events and royalties on sales of products, if any, resulting from programs for which the Company has development responsibility under such agreements.  The Company will not be responsible for the payment of future milestone and/or royalty payments in the event that development of such a program is discontinued.  Preclinical and clinical development of drug candidates is a long, expensive and uncertain process.  At any stage of the preclinical or clinical development process, the Company may decide to discontinue the development of its product candidates.  To date, none of the compounds to which the Company holds complete or partial rights has reached the stage of commercial product.  The Company expects that its product candidates will not be commercially available for many years, if ever.

9.   Related Party Transaction

As described in Note 2 to the Financial Statements, in May 2006, the Company entered into the Cephalon Agreement. One of the Company’s directors currently serves as the Chairman and Chief Executive Officer of Cephalon. During the three months ended September 30, 2006, the Company recognized revenue of approximately $1.3 million relating to this collaboration.

10.   Subsequent Event – Sale of Securities

On October 13, 2006, the Company entered into an Underwriting Agreement (the Underwriting Agreement) with CIBC World Markets Corp. and Merriman Curhan Ford & Co. (the Underwriters), for which CIBC World Markets Corp. acted as representative, relating to the issuance and sale by the Company to the Underwriters of approximately 5.8 million shares of the Company’s common stock at a purchase price per share of $4.28. The Company also agreed to sell warrants to purchase approximately 1.45 million shares of its common stock to the Underwriters at a purchase price of $0.125 per warrant, with an exercise price of $5.14 per share. The warrants are exercisable from April 19, 2007 through April 19, 2012. The aggregate gross proceeds of the transaction were approximately $25.0 million. On October 18, 2006, the Company received proceeds of approximately $23.0 million from the transaction, net of certain transaction costs. The shares and warrants were offered through a prospectus supplement pursuant to the Company’s effective shelf registration statement.

11.   New Accounting Pronouncements

Accounting for Uncertain Tax Positions

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Tax Positions – an Interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 applies to all open tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” and is intended to result in increased relevance and comparability in financial reporting of income taxes and to provide more information about the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its financial position and results of operations.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS 157 on its financial position and results of operations.

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

•      the cessation of quarterly research funding from our existing collaboration with Organon;

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

The Company

Overview

We are committed to creating and delivering novel therapeutics to address significant medical needs. Using proprietary technologies and processes, we seek to identify, optimize and develop novel drug candidates through our own internally-funded drug discovery and development programs and in collaborations with major pharmaceutical and biotechnology companies. Our collaborative research efforts have resulted in a portfolio of three partnered programs (comprising four compounds) that are being actively pursued in human clinical trials, with six additional programs in preclinical development.  We have one internal program in preclinical development and four internal programs in advanced discovery.

Our most advanced internal program, our DARA program, is in preclinical development and focuses on dual angiotensin (AT1) and endothelin (ETA) receptor antagonists (DARA) for cardiovascular and renal disease.  We licensed our DARA program from BMS in March 2006.  PS433540, a compound from the DARA program, possesses the actions of two product classes in a single compound.  We believe that PS433540 has the potential to be a significant step forward in the management and treatment of multiple cardiovascular and renal disease states.  We believe that PS433540 administered as a single agent will have a superior profile to monotherapy with an angiotensin receptor blocker or the co-administration of an endothelin receptor antagonist and an angiotensin receptor antagonist for the treatment of certain forms of hypertension and diabetic nephropathy.

We are conducting preclinical development studies with PS433540 and had a preliminary IND meeting with the FDA in August 2006.  We plan to file an IND with the FDA and initiate dosing in humans in the first quarter of 2007.  Our goal is to demonstrate in Phase I clinical trials that PS433540 blocks the actions of both angiotensin II and endothelin at their respective receptors in man. We also expect to initiate a Phase Ib hypertension study to evaluate antihypertensive activity of PS433540 prior to the end of 2007, and to initiate Phase II clinical studies with PS433540 in the second half of 2008.

Our other internal proprietary research programs are primarily focused on immunobiology (inflammatory and immunological diseases). We fully fund these programs and retain intellectual property and ownership rights to any compounds discovered. At an appropriate point, we may license one or more of these compounds or programs to a partner (probably a larger pharmaceutical or biotechnology organization).

We are building expertise and extending our capabilities into preclinical and clinical development so that we can advance both internal and partnered programs into clinical development. In addition to our proprietary research and development, we have collaborations with leading pharmaceutical companies and biotechnology companies, including product development and commercialization collaborations with GlaxoSmithKline (entered into in March 2006) and Cephalon (entered into in May 2006).  We may continue to seek to establish a limited number of broad, multi-year alliances with the potential to result in drug candidates in which we retain significant rights. We anticipate participating in the clinical development of some of the compounds that may result from these collaborations.

Our collaborative research efforts have resulted in a portfolio of three partnered programs currently with candidates in Phase I clinical trials targeting rheumatoid arthritis, chronic obstructive pulmonary disease (COPD) and oncology. We initially identified p38 kinase inhibitor lead compounds in 1997 and entered into a collaborative partnering agreement with BMS in 1999. This collaboration resulted in a compound that entered clinical trials in August 2003. A second compound resulting from that partnership, which is a back-up candidate, entered Phase I clinical trials in Canada in December 2005. Our Schering-Plough relationship produced a CXCR2 antagonist which entered clinical trials in March 2004 for COPD and a second compound which entered clinical trials in September 2006 in the oncology therapeutic area.

Associated with these clinical development programs, we have received milestone payments from BMS and Schering-Plough and, to the extent the compounds successfully progress through clinical development and registration, we will be entitled to receive additional milestone payments. We are also entitled under the agreements with each of these partners to receive royalties on the commercial sale, if any, of most new drugs resulting from these collaborations. However, numerous additional studies are required to fully assess the potential of these clinical candidates before they reach the marketplace, and the results from preclinical studies and clinical studies conducted to date with these compounds are not necessarily indicative of the results that may be obtained in future clinical studies.

In addition, a compound discovered in our laboratories, aimed at an allergy/asthma indication, was the basis of a collaboration with Daiichi Pharmaceutical Co. (Daiichi) which resulted in a drug candidate that entered clinical trials in November 2003. Daiichi informed us on November 1, 2006 that it had decided to place the IND for that program on inactive status. Inactive status means that an IND remains in effect and has not been withdrawn by its sponsor or terminated by the FDA. We anticipate that we will be discussing plans, if any, for the program in late 2006.

Six more partnered programs are at various stages of preclinical development, the point at which compounds are tested for safety in animals and are subjected to other studies required prior to testing compounds in humans. This stage is prior to the filing of an IND application and the compound’s exposure to humans during Phase I of clinical development.

Preclinical and clinical development of drug candidates is a long, expensive and uncertain process. We continue to pursue the discovery and development of product candidates in both our internal and collaborative programs. The drug candidates described above are at an early stage, and none have received regulatory approval for commercial sale. Both our partnered clinical candidates and our internally developed compounds face the substantial risk of failure inherent in drug discovery and development. At any stage of the clinical development process, we or our collaborators may decide to discontinue development of our product candidates. To date, none of the compounds in which we hold complete or partial rights has reached the stage of a commercial product and, although we have received license and milestone fees, we may never receive any royalty payments, or any additional license and milestone fees, under our current or any future collaborations. We do not expect that our product candidates will be commercially available for many years, if ever.

From time to time we have considered, and we will continue to consider strategic initiatives intended to further the development of our business. In addition, we consider opportunities to expand our product pipeline through the acquisition or in-licensing of, or investment in, product development candidates, and we intend to continue to explore and evaluate those opportunities.

Liquidity and Capital Resources

As of September 30, 2006, we had cash, cash equivalents and marketable securities of $31.0 million compared to $30.4 million at December 31, 2005, representing 65% and 66% of our total assets, respectively. We make investments in highly liquid investment-grade marketable securities, including corporate bonds and United States government and agency securities. In addition, as of September 30, 2006, we had deferred revenue and other liabilities of approximately $21.8 million relating to research and development activities that are to be provided by us subsequent to September 30, 2006, of which $13.5 was classified as long-term.

The following is a summary of selected cash flow information for the nine months ended September 30, 2006 and 2005 (in thousands):

	Nine months ended September 30,
	2006	2005
Net loss	$(19,573)	$(14,087)
Adjustments for noncash operating items	3,044	2,292

Net cash operating loss	(16,529)	(11,795)
Net change in assets and liabilities	18,324	(1,056)

Net cash provided by (used in) operating activities	$1,795	$(12,851)

Net cash provided by (used in) investing activities	$11,597	$(907)

Net cash provided by financing activities	$907	$7,919

Net cash provided by (used in) operating activities

Net cash provided by operating activities for the nine months ended September 30, 2006 resulted primarily from the receipt of a $5.0 million upfront payment received in April 2006 relating to the GSK Agreement and a $15.0 million upfront non-refundable payment received in June 2006 relating to the Cephalon Agreement, offset by our operating loss due to our funding of our proprietary internal drug research and development efforts and the payment of restructuring expenses related to the 2004 consolidation of our facilities. Absent the receipt of the $20.0 million from GSK and Cephalon, our net cash used in operating activities would have been approximately $18.2 million.  Net cash used in operating activities for the nine months ended September 30, 2005 was primarily a result of our operating loss due to our funding of our proprietary internal drug research and development efforts and the payment of restructuring expenses related to the 2004 consolidation of our facilities.

Net cash provided by (used in) investing activities

Net cash provided by investing activities for the nine months ended September 30, 2006 related primarily to the net sales and maturities of marketable securities, partially offset by capital expenditures for research and development and information technology equipment and software. Net cash used in investing activities for the nine months ended September 30, 2005 related primarily to capital expenditures for research and development and information technology equipment, partially offset by net sales and maturities of marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2006 consisted primarily of proceeds from the issuance of common stock in connection with exercises of stock options. Net cash provided by financing activities for the nine months ended September 30, 2005 consisted primarily of proceeds from the sale of approximately 2.4 million shares of newly issued common stock in July 2005.  Net proceeds from this sale were approximately $7.7 million. In addition, we also received a capital contribution from Accelrys (our former parent company) and proceeds from the issuance of common stock in connection with our employee stock option plan.  See “Liquidity and Capital Resources Outlook” below for discussion of our sale of securities in October 2006.

Liquidity and Capital Resources Outlook

We expect to continue to use our capital to fund operating losses. Our net cash used in operating activities for the three months ended September 30, 2006 would have been approximately $9.6 million, had we not received approximately $0.6 million in FTE funding and a $1.0 million milestone payment from Schering-Plough during the quarter. We expect the funding for our research activities under the Schering-Plough collaborations to cease in early April 2007. We will continue to be entitled to payments resulting from the successful achievement by Schering-Plough of preclinical and clinical milestones, if any.  We expect that our research and development expenditures will continue to increase in the future as we increase our internal drug research and development efforts. Conducting our own drug discovery research and development is a key component of our business model.  Our DARA program, which is our most advanced internal program, is currently in preclinical development, and we expect to file an IND application for the DARA program in the first quarter of 2007. Preclinical development studies and clinical trials are significant, time-consuming and costly processes.

In addition, our capital requirements may increase in future periods as we seek to expand our technology platform through investments, licensing arrangements, technology alliances, or acquisitions.

On October 13, 2006, we entered into the Underwriting Agreement with the Underwriters, for which CIBC World Markets Corp. acted as representative, relating to the issuance and sale by us to the Underwriters of approximately 5.8 million shares of our common stock at a purchase price per share of $4.28. We also agreed to sell warrants to purchase approximately 1.45 million shares of its common stock to the Underwriters at a purchase price of $0.125 per warrant, with an exercise price of $5.14 per share. The warrants are exercisable from April 19, 2007 through April 19, 2012. The aggregate gross proceeds of the transaction were approximately $25.0 million.  On October 18, 2006, we received proceeds of approximately $23.0 million from the transaction, net of certain transaction costs. The shares and warrants were offered through a prospectus supplement pursuant to our effective shelf registration statement.

We anticipate that our capital resources will be adequate to fund our operations at their current levels at least through December 31, 2007. However, there can be no assurance that changes will not occur that would consume available capital resources before then.  As of September 30, 2006, we had cash, cash equivalents and marketable securities aggregating $31.0 million. Additionally, we received approximately $23.0 million on October 18, 2006 representing net proceeds in connection with the sale of securities discussed in Note 10 to the Financial Statements. Also as of September 30, 2006, we had deferred revenue and other liabilities of approximately $21.8 million relating to research and development activities that are to be provided by us subsequent to September 30, 2006, of which $13.5 million was classified as long-term.

Our capital requirements depend on numerous factors, including our ability to continue and extend existing collaborative agreements and to enter into additional arrangements. Approximately 93% and 75% of our revenue for the three months ended September 30, 2006 and 2005, respectively, was generated from our collaborations with Schering-Plough, Organon, and Cephalon. In addition, approximately 88% and 79% of our revenue for the nine months ended September 30, 2006 and 2005, respectively, was generated from these collaborations.

Our collaborations with Schering-Plough were recently extended, and we expect to receive funding and record revenue from these collaborations through early April 2007, at which time we expect our research activities under the collaborations to cease.  We will continue to be entitled to payments resulting from the successful achievement by Schering-Plough, if any, of preclinical and clinical milestones as well as royalty payments from sales, if any, of products resulting from compounds already delivered by us and accepted by Schering-Plough under the collaborations.

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

Three months ended September 30, 2006 and 2005

Our net revenue increased 60% to $6.3 million in the three months ended September 30, 2006 compared to $3.9 million in the three months ended September 30, 2005. Net revenue consists of the funding of our collaborative research activities, as well as our earning of milestones, success fees and license revenue if and as our discoveries progress through our collaborators’ development processes. Net revenue for the three months ended September 30, 2006 and 2005 is summarized as follows (in thousands):

	Three months ended September 30,
	2006	2005

Collaborative research funding	$3,132	$3,758
Milestones and success fees	3,000	—
License revenue	125	150
	$6,257	$3,908

Schering-Plough accounted for 28% and 51% of our net revenue in the three months ended September 30, 2006 and 2005, respectively, including $1.0 of our milestone and success fees revenue recorded in the three months ended September 30, 2006.  Organon accounted for 46% and 24% of our net revenue in the three months ended September 30, 2006 and 2005, respectively, including $2.0 million of our milestone and success fees revenue recorded in the three months ended September 30, 2006. Cephalon accounted for 20% of our net revenue in the three months ended September 30, 2006. Our alliance with Cephalon commenced in May 2006 and therefore there was no corresponding revenue in the three months ended September 30, 2005.

The decrease in collaborative research funding in the three months ended September 30, 2006 was largely due to the reduction in funding from our collaborations with Schering-Plough and the expiration of other collaborative research and development agreements, partially offset by the revenue generated from the our new alliances with Cephalon and GSK.

Collaborative research and development expense includes the labor, material, equipment and allocated facilities cost of our scientific staff that is working on collaborative partnerships. Collaborative research and development expenses decreased 17% to $3.4 million in the three months ended September 30, 2006 compared to $4.1 million in the three months ended September 30, 2005. This decrease was due to decreased resources allocated to our collaborative partnerships largely due to the reduced staffing on our collaborations with Schering-Plough and the expiration of other collaborative research and development agreements. This decrease was partially offset by costs associated with research and development activities relating to our new collaboration partnerships with Cephalon and GSK, and the recognition of share-based compensation costs of $91 thousand associated with our adoption of SFAS 123R.

Proprietary research and development expense includes research and development acquisition costs, labor, material, equipment and allocated facilities cost of scientific staff working on self-funded internal drug discovery programs. Using proprietary technologies and processes, we seek to discover and develop novel drug candidates to advance internally as well as with strategic partners. Our most advanced internal program is our DARA program, which is in preclinical development.  In addition, we currently have four internal programs in advanced preclinical optimization. Proprietary research and development expenses increased 112% to $5.8 million in the three months ended September 30, 2006 compared to $2.7 million in the three months ended September 30, 2005. This increase was primarily attributable to costs relating to preclinical development studies for our DARA program, resources expended on our JAK-3 program, our Adenosine A2a program, our CCR-1 program, and our recognition of share-based compensation costs of $102 thousand associated with our adoption of SFAS 123R. Because of the speculative nature of these internal drug discovery projects, it is not possible to estimate completion dates or costs of completion. Additionally, from time to time, certain staff and other research and development resources may be temporarily redirected from one project to another, which redirection may also delay or impact the cost of internal drug discovery projects.

Sales, general and administrative expense increased by 5% to $2.1 million in the three months ended September 30, 2006 compared to $2.0 million in the three months ended September 30, 2005.  The increase in sales, general and administrative expense is attributable to the recognition of share-based compensation costs of $279 thousand associated with our adoption of SFAS 123R and increased legal and consulting costs, offset by lower compensation and severance costs in the three months ended September 30, 2006.

Interest and other income, net increased to $419 thousand in the three months ended September 30, 2006 compared to $275 thousand in the three months ended September 30, 2005.  This increase is due to higher yields on our investments.

We recorded an income tax provision of $9 thousand and $7 thousand for the three months ended September 30, 2006 and 2005, respectively, related to minimum state income taxes.

As a result of the net revenues and expenses described above, we generated a net loss of $4.7 million ($0.31 per basic and diluted share) in the three months ended September 30, 2006, compared to a net loss of $4.7 million ($0.33 per basic and diluted share) in the three months ended September 30, 2005.

Nine months ended September 30, 2006 and 2005

Our net revenue decreased 8% to $13.7 million in the nine months ended September 30, 2006 compared to $14.8 million in the nine months ended September 30, 2005. Net revenue consists of the funding of our collaborative research activities, as well as our earning of milestones, success fees and license revenue if and as our discoveries progress through our collaborators’ development processes. Net revenue for the nine months ended September 30, 2006 and 2005 is summarized as follows (in thousands):

	Nine months ended September 30,
	2006	2005
Collaborative research funding	$9,290	$12,814
Milestones and success fees	4,000	1,500
License revenue	375	516
	$13,665	$14,830

Schering-Plough accounted for 43% and 55% of our net revenue in the nine months ended September 30, 2006 and 2005, respectively, including $2.0 million and $1.0 million of our milestones and success fees revenue recorded in each respective period.  Organon accounted for 34% and 24% of our net revenue in the nine months ended September 30, 2006 and 2005, respectively, including $2.0 million and $0.5 million of our milestones and success fees recorded each respective period. Cephalon accounted for 12% of our net revenue in the nine months ended September 30, 2006. Our alliance with Cephalon commenced in May 2006 and therefore there was no corresponding revenue in the nine months ended September 30, 2005.

The decrease in collaborative research funding in the nine months ended September 30, 2006 was largely due to the reduction in funding from our collaborations with Schering-Plough and the expiration of other collaborative research and development agreements, partially offset by the revenue generated from the our new alliances with Cephalon and GSK.

Collaborative research and development expense includes the labor, material, equipment and allocated facilities cost of our scientific staff that is working on collaborative partnerships. Collaborative research and development expenses decreased 32% to $9.8 million in the nine months ended September 30, 2006 compared to $14.4 million in the nine months ended September 30, 2005. This decrease was due to decreased resources allocated to our collaborative partnerships largely due to the reduced staffing on our collaborations with Schering-Plough and the expiration of other collaborative research and development agreements. This decrease was offset by costs associated with research and development activities relating to our new collaboration partnerships with Cephalon and GSK, and the recognition of share-based compensation costs of $250 thousand associated with our adoption of SFAS 123R.

Proprietary research and development expense includes research and development acquisition costs, labor, material, equipment and allocated facilities cost of scientific staff working on self-funded internal drug discovery programs. Using proprietary technologies and processes, we seek to discover and develop novel drug candidates to advance internally as well as with strategic partners. Our most advanced internal program is our DARA program, which is in preclinical development. We licensed our DARA program from BMS in March 2006. In addition, we currently have four internal programs in advanced preclinical optimization. Proprietary research and development expenses increased 136% to $17.6 million in the nine months ended September 30, 2006 compared to $7.4 million in the nine months ended September 30, 2005. This increase was partially due to our licensing of the DARA program, for which we recorded a $2.0 million charge. Exclusive of this charge, proprietary research and development expenditures increased 110%. This increase was primarily attributable to costs relating to preclinical development studies for our DARA program, resources expended on our JAK-3 program, our Adenosine A2a program, our CCR-1 program, and our recognition of share-based compensation costs of $287 thousand associated with our adoption of SFAS 123R. Because of the speculative nature of these internal drug discovery projects, it is not possible to estimate completion dates or costs of completion. Additionally, from time to time, certain staff and other research and development resources may be temporarily redirected from one project to another, which redirection may also delay or impact the cost of internal drug discovery projects.

Sales, general and administrative expense decreased by 11% to $7.0 million in the nine months ended September 30, 2006 compared to $7.9 million in the nine months ended September 30, 2005.  The decrease in sales, general and administrative expense is attributable to approximately $1.1 million in severance costs incurred in the nine months ended September 30, 2005, and lower consulting, recruiting, travel and certain compensation costs offset by the recognition of share-based compensation costs of $741 thousand associated with our adoption of SFAS 123R and approximately $182 thousand in severance costs, which includes $79 thousand relating to the acceleration of vesting of certain stock options, in the nine months ended September 30, 2006.

Restructuring and other charges decreased by approximately $88 thousand, which relates to an adjustment to our restructuring cost estimate to reflect our actual restructuring costs.

Interest and other income, net increased to $1.0 million in the nine months ended September 30, 2006 compared to $781 thousand in the nine months ended September 30, 2005.  This increase is due to higher yields on our investments.

We recorded an income tax provision of $37 thousand and $21 thousand for the nine months ended September 30, 2006 and 2005, respectively, related to minimum state income taxes. The increase relates to temporary differences in revenue recognition between generally accepted accounting principles and applicable tax law.

As a result of the net revenues and expenses described above, we generated a net loss of $19.6 million ($1.28 per basic and diluted share) in the nine months ended September 30, 2006, compared to a net loss of $14.1 million ($1.08 per basic and diluted share) in the nine months ended September 30, 2005.

Contractual Obligations

For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended December 31, 2005. See discussion of the Product Development and Commercialization Agreement with GSK and the Collaboration and License Agreement with Cephalon in Note 2, the License Agreement with BMS in Note 3, and certain of our milestone and royalty commitments in Note 8, respectively, to the Financial Statements for new contractual obligations as of September 30, 2006.

Net Loss Outlook

We have had net losses in recent years and we expect to incur losses in future periods. Our net loss is highly dependent on the continued funding and success of our research and development programs with our existing collaborators. Our collaborations with Schering-Plough were recently extended and we expect to record revenue from these collaborations through early April 2007, at which time we expect our research activities under the collaborations to cease.   We will continue to be entitled to payments resulting from the successful achievement by Schering-Plough, if any, of preclinical and clinical milestones as well as royalty payments from sales, if any, of products resulting from compounds already delivered by us and accepted by Schering-Plough under the collaborations.

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

We expect to incur losses in future periods and these losses are expected to increase as compared to prior periods as a result of the increased level of investment we have determined to make in our internal proprietary programs in the future as well as the results of those programs. Our internal proprietary research and development costs are expected to continue to increase due to our efforts to progress the DARA program into clinical trials. We expect to file an IND application for the DARA program in the first quarter of 2007.

Effective January 1, 2006, we adopted SFAS 123R “Share-Based Payment.” The adoption of SFAS 123R has had and will continue to have a significant impact on our results of operations, however, there will be no impact on our cash flows.

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

Revenue earned related to up-front product and technology license fees is recognized in accordance with Staff Accounting Bulletin 104 issued by the SEC and Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables” issued by the FASB. Accordingly, amounts received under multiple-element arrangements requiring ongoing services or performance by us are recognized over the period of such services or performance.

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

Long-Lived Assets

We review long-lived assets, including leasehold improvements, property and equipment, and acquired technology rights, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This requires us to estimate future cash flows related to these assets. Actual results could differ from these estimates, which may affect the carrying amount of assets and the actual amortization expense. As of September 30, 2006, we had long-lived assets with a net book value of $11.3 million.

New Accounting Pronouncements

Accounting for Uncertain Tax Positions

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Tax Positions – an Interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 applies to all open tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” and is intended to result in increased relevance and comparability in financial reporting of income taxes and to provide more information about the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our financial position and results of operations.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of SFAS No. 157 on our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our international sales generally are denominated in United States Dollars, and are, therefore, not exposed to changes in foreign currency exchange rates.

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest our cash in overnight repurchase agreements that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio since we have minimal debt. We ensure the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have materially affected the fair value of our interest sensitive financial instruments as of September 30, 2006.

Item 4. Controls and Procedures

For the three months ended September 30, 2006, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer (our principal financial officer and chief accounting officer), of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that as of September 30, 2006, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, cannot provide assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Additionally, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer determined that there were no changes in our internal control over financial reporting during the three month period ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

We are not currently a party to any legal proceedings the negative outcome of which would have a material adverse effect on our business, financial condition or results of operations.

Item 1A.   Risk Factors

Our performance and financial results are subject to risks and uncertainties, including, but not limited to, the specific risks disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005. Except as noted below, there have been no material changes to the risk factors disclosed in the Form 10-K.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

If we consume cash more quickly than expected, and if we are unable to raise additional capital, we may be forced to curtail operations.

We anticipate that our capital resources, including our existing cash, cash equivalents and marketable securities as of September 30, 2006 of approximately $31.0 million and the approximately $23.0 million in cash proceeds we received on October 18, 2006 resulting from our sale of securities (see Note 10 to the Financial Statements for disclosure of this subsequent event), will be adequate to fund our operations at their current levels at least through December 31, 2007. In addition, as of September 30, 2006, we had deferred revenue and other liabilities of approximately $21.8 million relating to research and development activities that are to be performed by us subsequent to September 30, 2006.  However, changes may occur that would cause us to consume available capital resources before that time. Examples of relevant potential changes in our capital resources include:

•      the costs associated with our drug research and development activities;

•      changes in existing collaborative relationships, including the funding we receive in connection with those relationships;

•      the progress of our milestone and royalty producing activities;

•      acquisitions of other businesses or technologies;

•      the purchase of additional capital equipment;

•      cash refunds we may be required to make to GSK if, prior to March 24, 2011, we exercise our discretionary termination right under the GSK Agreement;

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

Failure to earn additional research and milestone payments under our current collaborations and additional collaborations we seek to enter into would have a material adverse effect on our business as it is currently conducted, our financial condition and our results of operations.  If we fail to earn adequate additional research and milestone payments, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

In October 2006, we raised capital through a public financing of common stock and warrants (see Note 10 to the Financial Statements for disclosure of this subsequent event). Our issuance of approximately 5.8 million shares of common stock in connection with this financing resulted in significant dilution of the holdings of our stockholders that owned stock prior to the financing. It is likely that we will raise capital in the future. The capital could be raised through public or private financings involving debt or common stock or other classes of our equity. Further issuances of equity securities will further dilute our stockholders’ percentage ownership.  As of October 18, 2006, there were approximately 3,841,000 stock options outstanding, approximately 1,626,000 warrants outstanding, which includes approximately 176,000 warrants issued in connection with the GSK Agreement and approximately 1,450,000 warrants issued in connection with the Underwriting Agreement, and approximately 5,000 shares of unvested restricted stock granted under our various equity compensation plans. These equity instruments represent approximately 26% of our shares outstanding at October 18, 2006. The significant dilution represented by our outstanding warrants and equity compensation awards may make it more difficult for us to raise additional capital. Additional capital may not be available on favorable terms, or at all.  If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

Because our DARA program is in preclinical development, there is a high risk that further development and testing will demonstrate that the DARA compounds are not suitable for commercialization. In addition, because we exclusively licensed our product candidate PS433540 from BMS, any dispute with BMS may adversely affect our ability to develop and commercialize PS433540.

We have no products that have received regulatory approval for commercial sale. Our DARA program, including PS5433540, is in preclinical development, and we face the substantial risks of failure inherent in developing drugs based on new technologies. We plan to file an IND application for our DARA program with the FDA in the first quarter of 2007.

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

If there is any dispute between us and BMS regarding our rights under the license agreement between us and BMS under which we licensed exclusive worldwide rights to our DARA program, including PS5433540, our ability to develop and commercialize PS433540 may be adversely affected. Any loss of our rights from BMS could delay or completely terminate our product development efforts for PS433540 and other compounds licensed from BMS.

We are dependent on our collaborations, and events involving these collaborations or any future collaborations could prevent us from developing or commercializing product candidates.

The success of our current business strategy will depend in part on our ability to successfully establish new strategic collaborations. Since we do not currently possess the resources necessary to independently develop and commercialize all of the product candidates that may be discovered through our drug discovery technology, we may need to enter into additional collaborative agreements to assist in the development and commercialization of some of these product candidates or in certain markets for a particular product candidate. Establishing strategic collaborations is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position, and our discussions with potential collaborators may not lead to the establishment of new collaborations on acceptable terms.

We and our present and future collaborators may fail to develop or effectively commercialize products covered by our present and future collaborations if:

•      we do not achieve our objectives under our collaboration agreements;

•      we or our collaborators are unable to obtain patent protection for the product candidates or proprietary technologies we discover in our collaborations;

•      we are unable to manage multiple simultaneous product discovery and development collaborations;

•      our potential collaborators are less willing to expend their resources on our programs due to their focus on other programs or as a result of general market conditions;

•      our collaborators become competitors of ours or enter into agreements with our competitors;

•      we or our collaborators encounter regulatory hurdles that prevent commercialization of our product candidates;

•      we develop products and processes or enter into additional collaborations that conflict with the business objectives of our other collaborators; or

•      our collaborators elect to terminate our partnerships under the permitted circumstances.

If we or our collaborators are unable to develop or commercialize products as a result of the occurrence of any one or a combination of these events, we will be prevented from developing and commercializing such product candidates. Moreover, disputes may arise with respect to the ownership of rights to any technology or products developed with any current or future partner. Lengthy negotiations with potential new partners or disagreements between us and our partners may lead to delays or termination in the research, development or commercialization of product candidates. If we are not able to establish additional partnerships on terms that are favorable to us or if a significant number of our existing partnerships are terminated and we cannot replace them, we may be required to increase our internal product development and commercialization efforts. Any of the foregoing may materially harm our business, financial condition and results of operations.

We had net losses in recent years, and our future profitability is uncertain.

During the nine months ended September 30, 2006, we had a net loss of approximately $19.6 million.  The net loss was primarily due to our licensing of the DARA program from BMS and costs associated with developing the program, our continued focus on internal research and development, the decrease in revenue from our collaborations with Schering-Plough, and increased compensation costs associated with the adoption of SFAS 123R.

Our collaborations with Schering-Plough were recently extended, and we expect to record revenue from these collaborations through early April 2007, at which time we expect our research activities under the collaborations to cease.  We will continue to be entitled to payments resulting from the successful achievement by Schering-Plough, if any, of preclinical and clinical milestones as well as royalty payments from sales, if any, of products resulting from compounds already delivered by us and accepted by Schering-Plough under the collaborations.

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

None.

Item 3.      Defaults upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Security Holders.

None.

Item 5.      Other Information

None.

Item 6.      Exhibits

Exhibits.

10.1

Amendment No. 2, dated September 25, 2006, to the Collaboration and License Agreements, effective as of July 9, 2003 (and as subsequently amended) between (i) the Company and Schering Corporation and (ii) the Company and Schering-Plough Ltd.(1)(2)

10.2

Amendment No. 1, dated August 10, 2006, to the Product Development and Commercialization Agreement among the Company, SmithKline Beecham Corporation, doing business as GlaxoSmithKline, and Glaxo Group Limited. (1)(2)

31.1

Certification of the Principal Executive Officer of Pharmacopeia Drug Discovery, Inc. pursuant to Rule 13a-l4(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2

Certification of the Principal Financial Officer and Chief Accounting Officer of Pharmacopeia Drug Discovery, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

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

PHARMACOPEIA DRUG DISCOVERY, INC.

Date: November 2, 2006	By:	/s/ Leslie J. Browne, Ph.D.
Leslie J. Browne, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Brian M. Posner
Brian M. Posner
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and Chief Accounting Officer)

PHARMACOPEIA DRUG DISCOVERY, INC.

INDEX TO EXHIBITS

Exhibits.

10.1

Amendment No. 2, dated September 25, 2006, to the Collaboration and License Agreements, effective as of July 9, 2003 (and as subsequently amended) between (i) the Company and Schering Corporation and (ii) the Company and Schering-Plough Ltd.(1)(2)

10.2

Amendment No. 1, dated August 10, 2006, to the Product Development and Commercialization Agreement among the Company, SmithKline Beecham Corporation, doing business as GlaxoSmithKline, and Glaxo Group Limited. (1)(2)

31.1

Certification of the Principal Executive Officer of Pharmacopeia Drug Discovery, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2

Certification of the Principal Financial Officer and Chief Accounting Officer of Pharmacopeia Drug Discovery, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

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