Form 10-K
period 2006-12-31
PHARMACOPEIA DRUG DISCOVERY INC
filed 2007-03-19
CIK 1273013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 0-50523

PHARMACOPEIA DRUG DISCOVERY, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	51-0418085
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

P.O. Box 5350, Princeton, NJ	08543-5350
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code 609-452-3600

Securities registered pursuant to Section 12(b) of the Act:

Name of each
Title of each class	exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
Series A Junior Participating Preferred Stock Purchase Rights	Not applicable

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☒

The aggregate market value of voting stock held by non-affiliates of the Company as of June 30, 2006 was $59,334,675.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 9, 2007
Common stock, par value $0.01 per share	21,344,417

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2007 are incorporated by reference in Part III of this Report.

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

PART I

ITEM 1.                BUSINESS

FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains forward-looking statements regarding us and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. These forward-looking statements include statements about the following:

•       our plans to develop PS433540, a compound from our DARA program;

•       our Phase 1 clinical studies with respect to PS433540;

•       our estimates of the market opportunity for our product candidates, including PS433540;

•       our ability to successfully perform under our collaborations with Cephalon, GlaxoSmithKline, Organon and Wyeth;

•       our ability to build our pipeline of novel drug candidates through our own internally-funded drug discovery and development programs, third party collaborations and in-licensing;

•       our ability to raise additional capital;

•       our expectations concerning the development priorities of our collaborators, their ability to successfully develop compounds and our receipt of milestones and royalties;

•       our anticipated operating results, financial condition, liquidity and capital resources;

•       our expectations concerning the legal protections afforded by U.S. and international patent laws;

•       our ability to pursue the development of new compounds and other business matters without infringing the patent rights of others;

•       our ability to acquire or invest in complementary businesses or technologies; and

•       additional competition and changes in economic conditions.

In some cases, you can identify forward-looking statements by terminology, such as  “goals,” or “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or the negative of such terms or other similar expressions. You are urged not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, unknown risks, uncertainties or other factors. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those discussed elsewhere in this Report in Part I, Item 1A. “Risk Factors” and in this Item 1, as well as those discussed in our other Securities and Exchange Commission (SEC) filings.

We urge you to carefully read and consider the disclosures found in these filings, all of which are available in the SEC EDGAR database at www.sec.gov. We undertake no obligation to (and expressly disclaim any such obligation to) revise or update the statements made herein or the risk factors that may relate thereto whether as a result of new information, future events or otherwise.

The following discussions should be read in conjunction with the sections of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”.

The Company

Overview

We are a biopharmaceutical company committed to discovering and developing novel therapeutics to address significant medical needs. Using proprietary technologies and processes, we seek to identify, optimize and develop novel drug candidates through our own internally-funded drug discovery and development programs and in collaborations with major pharmaceutical and biotechnology companies. We have one internal program in Phase 1 clinical development and multiple internal programs in advanced discovery. Our collaborative research efforts have resulted in a portfolio of four partnered programs (comprised of five compounds) in active human clinical trials, with four additional partnered programs in preclinical development.

PS433540, a compound we are developing internally, is in Phase 1 clinical development. PS433540 is a Dual-Acting angiotensin and endothelin Receptor Antagonist (DARA) that we are developing as a potential treatment for hypertension and diabetic nephropathy.   Our first Phase 1 clinical study with PS433540 began in February 2007. We believe that PS433540 administered as a single agent has the potential to have a superior profile to monotherapy with an angiotensin receptor blocker or the co-administration of an endothelin receptor antagonist and an angiotensin receptor antagonist for the treatment of hypertension and diabetic nephropathy.

Our other internal proprietary programs primarily address immunoregulation. We fully fund these programs and retain intellectual property and ownership rights to any compounds discovered. At an appropriate point, we may license one or more of these compounds or programs to a partner.

In addition to our proprietary research and development, we currently have collaborations under which we are actively performing research and development activities with leading pharmaceutical and biotechnology companies, including Cephalon, GlaxoSmithKline, Organon and Wyeth. We anticipate participating in the clinical development of some of the compounds that may result from these collaborations. We have other collaborations with leading pharmaceutical and biotechnology companies, including Schering Corporation and Schering-Plough Ltd. (together Schering-Plough) and Bristol-Myers Squibb Company (BMS), where we have completed our activities and the collaborator is now responsible for the development of potential products.

Our collaborative research efforts have resulted in a portfolio that includes one partnered program currently in Phase 2 clinical trials targeting chronic obstructive pulmonary disease (COPD) and three partnered programs  in active Phase 1 clinical trials targeting rheumatoid arthritis, oncology and metabolic diseases. The Schering-Plough relationship produced a CXCR2 antagonist which entered Phase 2 clinical trials in the fourth quarter of 2006 for COPD, an enzyme inhibitor which entered Phase 1 clinical trials in September 2006 for oncology and a candidate for metabolic diseases which entered Phase 1 clinical trials in January 2007. We initially identified p38 kinase inhibitor lead compounds in 1997 and entered into a collaborative partnering agreement with BMS in 1999. This collaboration resulted in a compound that entered Phase 1 clinical trials in August 2003. A second compound resulting from that partnership, which is a back-up candidate, entered Phase 1 clinical trials in Canada in December 2005.

Associated with these clinical development programs, we have received milestone payments from Schering-Plough and BMS and, to the extent the compounds successfully progress through clinical development and registration, we will be entitled to receive additional milestone payments. We are also entitled under the agreements with each of these partners to receive royalties on the commercial sale, if any, of drugs resulting from these collaborations. However, numerous additional studies are required to fully assess the potential of these clinical candidates before they reach the marketplace, and the results from preclinical studies and clinical studies conducted to date with these compounds are not necessarily indicative of the results that may be obtained in future clinical studies.

In addition, a compound discovered in our laboratories, aimed at an allergy/asthma indication, was the basis of a collaboration with Daiichi Pharmaceutical Co. which resulted in a drug candidate that entered clinical trials in November 2003. Daiichi informed us in November 2006 that it had decided to place the Investigational New Drug application, or IND, for that program on inactive status. Inactive status means that an IND remains in effect and has not been withdrawn by its sponsor or terminated by the U.S. Food and Drug Administration (FDA).

In addition to the compounds in clinical development, four more partnered programs are at various stages of preclinical development, the point at which compounds are tested for safety in animals and are subjected to other studies required prior to testing compounds in humans.

Preclinical and clinical development of drug candidates is a long, expensive and uncertain process. We continue to pursue the discovery and development of product candidates in both our internal and collaborative programs. The drug candidates described above are at early stages, and none have received regulatory approval for commercial sale. All of the compounds face the substantial risk of failure inherent in drug discovery and development. At any stage of the clinical development process, we or our collaborators may decide to discontinue development of our product candidates. To date, none of the compounds in which we hold complete or partial rights has reached the stage of a commercial product and, although we have received license and milestone fees, we may never receive any sales revenues, royalty payments, or any additional license and milestone fees, under our current or any future collaborations. We do not expect that our product candidates will be commercially available for many years, if ever.

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

Available Information

Our internet address is www.pharmacopeia.com. We make available free of charge through our website our periodic reports that we file with the SEC. The charters of the committees of our Board of Directors and our Ethics and Business Conduct Policy are posted to our website above. The Ethics and Business Conduct Policy, which was adopted in March 2004, applies to all of our employees and directors.

Our Drug Discovery and Development Processes

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

Preclinical development.   During the lead optimization phase, but prior to clinical testing, potential drug candidates undergo extensive in vitro (non-animal testing in a laboratory), and in vivo (testing in animals) studies. These efforts are designed to predict drug efficacy and safety in humans. The ultimate objective of preclinical testing is to obtain results that will allow selection of a clinical candidate to enter human clinical trials following regulatory approval. In parallel, scientists continue to synthesize additional compounds that act as back-ups for the lead compound. Researchers will also continue to refine the process for manufacturing larger quantities of the compound, with the goals of reducing production costs while ensuring safety. Once a successful process is developed, batches of compounds are synthesized for animal testing during the preclinical (and, later, the clinical) development phase. We currently lease a facility for conducting our preclinical development, including in vivo evaluation, and we contract out certain preclinical development expertise and the manufacturing of active ingredients.

Clinical trials.   Clinical trials, or human tests to determine the safety and efficacy of potential drug candidates, typically comprise three sequential phases, although the phases may overlap:

•       Phase 1:   The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, distribution, metabolism and excretion.

•       Phase 2:   This phase involves studies in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•       Phase 3:   When Phase 2 evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase 3 trials are undertaken to further evaluate dosage and clinical efficacy and to further test for safety in an expanded patient population at geographically dispersed clinical study sites.

If successful, clinical trials in the United States result in the submission of a New Drug Application (NDA) with the FDA. Similarly, separate clinical trials must be conducted and regulatory approvals secured before a drug can be marketed internationally.

We commenced Phase 1 clinical trials with PS433540 in February 2007. We are building our capability to manage and oversee clinical development of PS433540 and any other internal programs that may reach the level of clinical development. We work with clinical development consultants to augment our internal capabilities.

Our Therapeutic Candidate Pipeline

We have built a partnered therapeutic candidate pipeline consisting of four active clinical programs (with respect to which human evaluation has begun), four preclinical programs and multiple other drug discovery programs. Some of these programs started as collaborative drug discovery partnerships, while others started from our internal discovery efforts and were subsequently included in collaborations. In all cases, we have a financial interest in each of the subject compounds.

Our collaborations have resulted in a portfolio that covers a broad range of disease areas. Our collaborators have diverse therapeutic interests, and thus our product pipeline spans multiple disease categories. Lead compounds discovered in a collaboration can show therapeutic activity (and, therefore, lead to milestone and subsequent payments) in a variety of disease areas. Accordingly, therapeutic focus is not necessarily a critical factor in the success of our collaborative efforts. This has allowed us to diversify our portfolio of programs across multiple disease categories.

Our collaborative research efforts have resulted in a portfolio that includes one partnered program currently in Phase 2 clinical trials targeting chronic obstructive pulmonary disease (COPD) and three partnered programs  in active Phase 1 clinical trials targeting rheumatoid arthritis, oncology and metabolic diseases. The Schering-Plough relationship produced a CXCR2 antagonist which entered Phase 2 clinical trials in the fourth quarter of 2006 for COPD, an enzyme inhibitor which entered Phase 1 clinical trials in September 2006 for oncology and a candidate for metabolic diseases which entered Phase 1 clinical trials in January 2007. We initially identified p38 kinase inhibitor lead compounds in 1997 and entered into a collaborative partnering agreement with BMS in 1999. This collaboration resulted in a compound that entered Phase 1 clinical trials in August 2003. A second compound resulting from that partnership, which is a back-up candidate, entered Phase 1 clinical trials in Canada in December 2005.

Our lead internal program is our DARA program, from which PS433540 is in Phase 1 clinical development. We are developing PS433540 as a potential treatment for hypertension and diabetic

nephropathy.   Our first Phase 1 clinical study with PS433540 began in February 2007. We believe that PS433540 administered as a single agent has the potential to have a superior profile to monotherapy with an angiotensin receptor blocker or the co-administration of an endothelin receptor antagonist and an angiotensin receptor antagonist for the treatment of hypertension and diabetic nephropathy.

Within our internal discovery programs we have concentrated our efforts primarily on diseases related to immunoregulation. Disorders which are impacted are rheumatoid arthritis, psoriasis, inflammatory bowel disease, multiple sclerosis and others. This focus builds on our expertise in the area, and also takes advantage of attractive commercial opportunities we believe exist.

The following chart sets forth our internal program portfolio and the disease areas in which we believe each program is likely relevant. We licensed our DARA program from BMS. We partnered our JAK3 Inhibitors program with Wyeth for all indications and routes of delivery other than topical administration for dermatological and ocular diseases.

Internal Program Portfolio

Proprietary Program	Therapeutic Areas
DARA (PS433540)	Hypertension, diabetic nephropathy
JAK3 Inhibitors	Dermatological and ocular diseases for topical administration
CCR1 Antagonists	Rheumatoid arthritis and multiple sclerosis
A2a Antagonists	Parkinson’s disease
αvβ3/αvβ5 Inhibitors	Oncology diseases

DARA.   Angiotensin II (AII) and endothelin 1 (ET1) are two of the most potent vasoactive peptides known and are believed to play a role in controlling both vascular tone and pathological tissue remodeling associated with a variety of diseases including diabetic nephropathy and heart failure. Currently, angiotensin receptor blockers (ARBs), which inhibit the activity of AII, are widely used as a treatment for hypertension, heart failure and diabetic nephropathy. In addition, there is a growing body of data that demonstrates the potential therapeutic benefits of ET receptor antagonists (ERAs) in blocking ET1 activity. There is currently one ERA that has been approved for treatment of pulmonary hypertension, but it has shown liver toxicity in certain individuals.

It is also known that AII and ET1 work together in blood pressure control and pathological tissue remodeling. For example, ARBs not only block the action of AII at its receptor, but also limit the production of ET1. Similarly, ERAs block ET1 activity and inhibit the production of AII. Consequently, simultaneously blocking AII and ET1 activities may offer better efficacy than blocking either substance alone.

In well-validated rat models of human hypertension, the combination of an ARB and an ERA results in a synergistic effect. Furthermore, although ARBs are the standard of care for patients with diabetic nephropathy, improved efficacy with the co-administration of an ERA has been reported in Phase 2 clinical development. Finally, in animal models of heart failure conducted by third parties, the combination of an ARB and an ERA results in improvements in both function and tissue remodeling parameters not seen with either agent alone.

PS433540 simultaneously blocks the activity of both AII and ET1 at their respective receptors, positioning it as the first and only example of a single compound with Dual-Acting angiotensin and endothelin Receptor Antagonist (DARA) activity currently in development. We view this as a first-in-class compound, which potentially represents a significant advancement in the treatment of multiple cardiovascular and related disease states including hypertension and diabetic nephropathy. A number of preclinical studies have been conducted to date using PS433540 with positive outcomes in multiple disease models and an excellent preclinical pharmacokinetic and safety profile.

In March 2006, we and BMS entered into an exclusive licensing agreement (the BMS Agreement) providing us worldwide development and commercialization rights to certain compounds discovered by BMS, including PS433540, that possess DARA activity. Under the agreement, we acquired exclusive rights to lead and backup DARA development candidates under the BMS patents claiming these compounds.

Under the terms of the BMS Agreement, in lieu of an up-front cash payment, we are providing BMS a set of compound libraries and will pay BMS milestone payments upon the achievement of successive clinical and regulatory events in the United States and certain other jurisdictions, and royalties on sales of products, if any, resulting from the DARA program.

In December 2006, we submitted an IND to the FDA for PS433540 with the intent of evaluating it as a potential treatment for hypertension and diabetic nephropathy. In February 2007, we began Phase 1 clinical studies to assess the pharmacology and pharmacokinetics of PS433540.

JAK3 Inhibitors.   A member of the Janus family of tyrosine protein kinases, Janus Kinase-3 (JAK3) plays a critical role in T-cell proliferation via cytokine signaling pathways. Local administration of a selective JAK3 inhibitor represents a potential therapeutic approach for T-cell and cytokine mediated dermatologic and ocular diseases. Included in these are psoriasis, which is characterized by hyper-proliferation of T-cells which present themselves in inflamed skin lesions, and dry eye which is a cytokine-based inflammation of the ocular surface.

Local administration of a JAK3 inhibitor for psoriasis would inhibit T-cell proliferation but have the advantage of limiting potential systemic side effects. Treatment of dry eye is aimed at reducing conjunctival inflammation and restoring normal tear film to minimize dryness. Local administration of a JAK3 inhibitor would selectively reduce cytokine-induced inflammation in the conjunctiva.

We have identified a series of potent JAK3 inhibitors that are immunoregulatory in preclinical models of T-cell activities. Lead candidates for psoriasis show good skin permeation. Additional studies are in progress to advance compounds towards preclinical development.

In December 2006, we entered into a research and license agreement with Wyeth, providing for the formation of a new alliance based on our JAK3 inhibitor program. Our alliance with Wyeth is described in more detail below in the discussion of our collaborations.

CCR1 Antagonists.   CCR1 is a member of the chemokine receptor family. The CCR1 receptor is integral to the trafficking of T-cells and monocytes to specific sites of inflammation, such as in the myelin sheath and the arthritic synovium. The chemokine receptors link extracellular signals to intracellular processes that are central to the inflammatory response. Research has clearly demonstrated a role for the CCR1 receptor in modulating multiple inflammatory disease states and, therefore, inhibition of its activity could offer potential new treatment options with reduced side effects.

Our compounds have been shown to be potent at both binding to the CCR1 receptor and at antagonizing CCR1 receptor mediated intracellular calcium flux and chemotaxis. Additionally, compounds with good pharmacokinetic properties have been identified.

Adenosine A2a Antagonists.   Adenosine A2a antagonists have been found to increase dopaminergic activity and motor function in models of Parkinson’s disease. Lead compounds have been identified from several series. These compounds inhibit binding to and function of the A2a receptor, demonstrate selectivity for the A2a receptor over the A1 receptor, and have good brain levels. We are currently assessing in vivo activity of our compound series.

avb3/avb5 Inhibitors.   In angiogenesis, a leading cause of age-related macular degeneration (AMD), proliferative diabetic retinopathy and a critical requirement of tumor growth and metastasis, these integrins are predominantly expressed on growth factor-activated vascular endothelial cells. We have identified a class of small molecule dual inhibitors of avb3 and avb5. PS388023 is a potent inhibitor of integrin binding, blocks VEGF-induced human endothelial cell proliferation, inhibits vitronectin-induced endothelial cell transwell migration and inhibits choroidal, corneal and retinal neovascularization in rodent models.

External Resources

We utilize contract research organizations to assist in our PS433540 Phase 1 clinical program and other internal programs in special non-clinical models of disease and to perform preclinical safety testing of our lead compounds. Also, in an effort to increase the efficiency of both our internal and collaborative programs, we utilize resources in China and India to provide specific and general chemistry services to us at a cost substantially lower than our internal costs.

Further, we engage in research collaborations with academic institutions to access their considerable expertise, in particular for the testing of our compounds in specific non-clinical models of disease. We also contract with other biotechnology companies to perform fee-for-service testing of compounds both for internal and collaborative drug discovery.

By effectively integrating external resources into our research and development programs, we cost-effectively extend our capabilities and expand our capacity without the need for substantial investment in new infrastructure.

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

We believe that our talented team of chemists and biologists, equipped with our proprietary combinatorial chemistry technology, compound collection and state-of-the-art medicinal chemistry and computational tools, offer a solution to these and other constraints on the productivity and success of the drug discovery process. Importantly, our technology uses solid phase synthesis and an encoding system to permit rapid identification of compounds synthesized in combinatorial mixtures. Further, our approach to drug discovery makes extensive use of software and informatics products to assist in the modeling of potential therapeutics, the simulation of interactions between compounds and biological targets and the collection, storage and use of the data generated from our research activities. In our view, these technologies, taken together with the broad experience and proven ability garnered by our scientists through their work with leading pharmaceutical and biotechnology companies, provide us with a competitive advantage in preclinical drug discovery.

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

Our ECLiPS® technology enables us to build large, densely packed libraries of drug-like compounds that generate rich SAR information from the primary screening process. This SAR data greatly facilitates our drug candidate optimization by providing our medicinal chemists with a type of structural “roadmap” to guide their optimization efforts. Our lead optimization is further accelerated by our expertise in combinatorial chemistry. Our scientists build combinatorial libraries of compounds around molecules and assay the molecules in an effort to determine the most promising course for ongoing synthesis.

Our tagging technology used in ECLiPS® has been licensed exclusively from the Trustees of Columbia University (Columbia) and Cold Spring Harbor Laboratory (Cold Spring) since 1993. We are obligated to pay a minimum annual license fee of $100,000 to Columbia University and Cold Spring Harbor Laboratory. The term of the agreement is the later of (i) July 16, 2013 or (ii) the expiration of the last patent relating to the technology, at which time we will have a fully paid license to the technology. The license granted to us under the agreement can be terminated by Columbia and Cold Spring (i) upon 30 days written notice to us if we materially breach the Agreement and we fail to cure such material breach in accordance with the Agreement or (ii) if we commit any act of bankruptcy, become insolvent, file a petition under any bankruptcy or insolvency act or have any such petition filed against us that is not dismissed within 60 days. We are also obligated to pay royalties to Columbia and Cold Spring based on net sales of pharmaceutical products we develop, as well as a percentage of all other revenue (such as milestones and royalties) we recognize from collaborators where we have utilized the technology licensed from Columbia and Cold Spring.

Our Compound Collection.   We have employed ECLiPS®, together with other technologies, to synthesize approximately 8 million chemical compounds. Our proprietary collection is organized into “libraries,” consisting of both large and diverse “discovery” libraries of 20,000-100,000 compounds and smaller “targeted” libraries designed to interact with particular disease targets or classes of targets  Our collection has had success producing compounds found to be therapeutically active against difficult targets supplied by our partners; in the primary screening process, our libraries often produce hundreds of active compounds of varying potencies rather than the handful generated by some other collections. Our small molecule libraries have been engineered to be both drug-like and diverse.

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

Our Significant Collaborative Relationships

Cephalon

In May 2006, we entered into a collaboration and license agreement (the Cephalon Agreement) with Cephalon, Inc. (Cephalon)  providing for the formation of a new drug discovery, development and commercialization alliance. Under the Cephalon Agreement, we received an up-front, non-refundable payment of $15.0 million in June 2006 to support our research efforts.

As part of and during the initial phase of the alliance, Cephalon is responsible for identifying hit and lead compounds. We and Cephalon will then work collaboratively to advance the lead compounds to clinical candidates. We are principally responsible for medicinal chemistry, and Cephalon provides biology support, including preclinical disease models, as required by the Cephalon Agreement. We have agreed that we will not screen our compound library for other collaborators, or for our own account, against any target we work on under the Cephalon Agreement for a specified period.

Upon the nomination, if any, of clinical candidates by the alliance, Cephalon will be primarily responsible for their development and commercialization. We may receive milestone payments upon the successful achievement, if any, of preclinical and clinical milestones. Upon successful commercialization of any product resulting from this relationship, we will be entitled to receive royalties on sales of that product.

We retain an option to develop certain candidates from the alliance, subject to Cephalon’s agreeing to such development. For each clinical candidate, if any, advanced under the alliance, the developing company will make clinical, regulatory and sales milestone payments to the non-developing company. In addition, the company commercializing each resulting product, if any, will pay the non-commercializing company up to double-digit royalties based on the sales level achieved.

As stated above, under the Cephalon Agreement, we received a non-refundable payment of $15.0 million and are principally responsible for performing medicinal chemistry research. For the year ended December 31, 2006, our alliance with Cephalon accounted for $2.9 million, or 17% of our revenue.

We and Cephalon each have the right to terminate the Cephalon Agreement under certain specified circumstances at any time during the term of the Cephalon Agreement. In addition, Cephalon has the right to terminate the Cephalon Agreement in its sole discretion, upon ninety days written notice to us, during the initial three-year phase of the alliance, which phase may be extended by agreement of the parties. No such termination shall require us to refund to Cephalon any or all of the above research and development funding.

One of our directors currently serves as the Chairman and Chief Executive Officer of Cephalon.

GlaxoSmithKline

In March 2006, we and SmithKlineBeecham Corporation and Glaxo Group Limited (together GSK) entered into a product development and commercialization agreement (the GSK Agreement). Under the terms of the GSK Agreement, we may receive up to $15.0 million in cash payments from GSK related to the initial discovery activities to be conducted by us, including $5.0 million that we received in April 2006. Up to the remaining $10.0 million will be payable to us upon our fulfillment of certain conditions related to the initial discovery activities to be conducted by us. Our role in the alliance is to (i) identify and (ii) advance molecules in chosen therapeutic programs to development stage and (iii) subject to certain provisions in the GSK Agreement, further develop the candidates to clinical “proof of concept” (a demonstration of efficacy in humans). In addition to the cash payments above, we are entitled to receive success-based milestone payments, starting in preclinical research, from GSK for each drug development program pursued under the alliance and the potential for double-digit royalties upon the successful commercialization by GSK of any product resulting therefrom. We have agreed that we will not screen our compound library for other collaborators, or for our own account, against any target we screen under the GSK Agreement for a specified period.

The GSK Agreement provides that GSK will have an exclusive option, exercisable at defined points during the development process for each program (up to the point of clinical proof of concept), to license that program. Upon licensing a program, GSK is obligated to conduct preclinical development and/or clinical trials and commercialize pharmaceutical products resulting from such licensed programs on a worldwide basis (the GSK License Obligations). If GSK does not exercise its option to license a program, we will retain all rights to that program and may continue to develop the program and commercialize any products resulting from the program, or we may elect to cease progressing the program and/or seek other partners for further development and commercialization. In the event that GSK does not exercise its option to license a program and we continue to develop the program and commercialize any products resulting from the program, we will be obligated to pay GSK success-based milestone payments and royalties upon successful commercialization, if any. In addition, we will retain rights to each program for which GSK has not fulfilled its GSK License Obligations.

We and GSK each have the right to terminate the GSK Agreement in its sole discretion under certain specified circumstances at any time during the term of the GSK Agreement. In addition, we and GSK each have the right to terminate the GSK Agreement under other circumstances that are customary in these types of agreements. If we exercise our discretionary termination right at any time during the first five years of the term, under certain circumstances, we could be required to refund to GSK a portion of the up to $15.0 million related to initial discovery activities to be conducted by us referred to above. The amount of any such refund will be calculated based upon when during the term of the GSK Agreement that termination occurs. However, there are no instances where the deferred revenue would be amortized below the amount that could be potentially refundable pursuant to the terms of the GSK Agreement. Further, should GSK exercise its discretionary termination rights, there are no provisions in the GSK Agreement that would require us to refund payments received relating to our performance of initial discovery activities under the GSK Agreement.

N.V. Organon

In February 2007, we entered into a collaboration and license agreement (the Organon Agreement) with N.V. Organon (Organon), providing for the formation of a new alliance to discover, develop and commercialize therapeutic products across a broad range of therapeutic indications. The new alliance builds on the companies’ past collaborations, including the collaboration that we and Organon entered into in 2002 and were performing under prior to the execution of the Organon Agreement (the 2002 Collaboration).

The Organon Agreement provides that we will receive an up-front payment of $15 million and up to an additional $20 million in research funding over the five-year term of the research portion of the alliance. The Organon Agreement also provides that we waive our rights to receive further compensation (e.g. future milestone and royalty payments) with respect to programs resulting from lead series identified by us and delivered to Organon under the 2002 Collaboration and certain other programs from earlier agreements.

Under the Organon Agreement, we will work collaboratively with Organon to generate development compounds addressing targets of mutual interest selected by Organon by taking advantage of the complementary skills and expertise of each company. The goal is to produce compounds ready to enter development, which will be primarily handled by Organon. The Organon Agreement provides us the option to purchase the right to co-develop and co-commercialize therapeutic candidates discovered through the alliance.

For therapeutic candidates we do not elect to co-develop and co-commercialize, Organon will retain exclusive development and commercialization rights, and we will receive milestone payments as a result of Organon’s successful advancement, if any, of each candidate through clinical development, and up to double-digit royalties based on commercialization of any resulting pharmaceutical products.

We and Organon each have the right to terminate the Organon Agreement under certain specified circumstances at any time during the term of the Organon Agreement. In addition, we and Organon each have the right to terminate the Organon Agreement under other circumstances that are customary in these types of agreements. Each party has the right, upon six months prior written notice provided to the other party at any time beginning two and one-half years after February 8, 2007, to terminate the research portion of the alliance and/or the Organon Agreement. Such a termination of the research portion of the alliance by Organon would not apply to Organon’s obligations with respect to any program developed by the alliance that Organon is advancing or to therapeutic candidates with respect to which we have previously exercised our option to purchase the right to co-develop and co-commercialize. Should Organon exercise its discretionary termination rights, there are no provisions in the Organon Agreement that would require us to refund payments received under the Organon Agreement. If we exercise our discretionary termination right, under certain circumstances, we could be subject to a termination fee of $5.0 million. Whether or not we are subject to the termination fee is based upon when during the term of the Organon Agreement we exercise our discretionary termination right. There will, however, be no instances where the deferred revenue associated with the Organon Agreement would be amortized below $5.0 million until such time as we are no longer subject to the termination fee.

During the year ended December 31, 2006, we earned approximately $5.5 million, or 32% of our revenue, of which $3.5 million was full-time employee (FTE) funding and $2.0 million was milestones and success fees, under the 2002 Collaboration. Payments received pursuant to our Organon collaborations since inception in 1996 have totaled approximately $54.7 million, of which approximately $8.3 million represents investments in our equity securities and approximately $7.3 million is milestone and success fee payments.

Wyeth

In December 2006, we entered into a research and license agreement (the Wyeth Agreement) with Wyeth, acting through its Wyeth Pharmaceuticals Division, providing for the formation of a new alliance based on our JAK3 kinase inhibitor program. The alliance’s goal is to research, develop and commercialize therapeutic products for the treatment of certain immunological conditions in humans.

The companies each have certain exclusive rights to develop and commercialize products resulting from the JAK3 program and the alliance. We retain the right to develop and commercialize therapeutic products for the treatment of dermatological and ocular diseases for topical administration, and Wyeth has the right to develop therapeutic products for all other indications and routes of delivery. Under the terms of the Wyeth Agreement, in addition to an up-front $5.0 million cash payment that we received in January 2007, we may also receive, over the next three years, up to $9 million in research funding. In addition, we may receive up to $175 million for Wyeth’s achievement of development, regulatory and commercialization milestones, as well as double-digit royalties on the net sales of any products commercialized by Wyeth under the alliance. Each company is responsible for all development, regulatory, manufacturing and commercialization activities for the products it develops and commercializes in its field.

We and Wyeth each have the right to terminate the Wyeth Agreement under certain specified circumstances at any time during the term of the Wyeth Agreement. In addition, Wyeth has the right, upon six months’ prior written notice provided to us at any time after December 22, 2007, to terminate the research collaboration and/or the Wyeth Agreement in its entirety or in part. Such termination right would not apply to Wyeth’s obligations with respect to any program developed by the collaboration and licensed by Wyeth. No termination will require us to refund to Wyeth any or all of the above cash payments.

Bristol-Myers Squibb

In March 2006, we entered into an exclusive licensing agreement with BMS providing us worldwide development and commercialization rights to certain compounds discovered by BMS that possess dual angiotensin (AT1) and endothelin (ETA) receptor antagonist (DARA) activity. Under the agreement, we acquired exclusive rights to lead and backup DARA development candidates under the BMS patents claiming these compounds. During 2006 we conducted preclinical development studies with PS433540, a compound from the DARA program, and in December 2006 we submitted an IND application with the

FDA. In February 2007, we initiated a Phase 1 clinical trial. We will pay BMS milestone payments upon the achievement of successive clinical and regulatory events in the United States and certain other jurisdictions, and royalties on sales of products, if any, resulting from the DARA program. In connection with the initiation of Phase 1 clinical trials of PS433540, we are required to pay BMS $1.0 million.

Under the terms of the agreement, in lieu of an up-front cash payment, we are providing BMS a set of compound libraries, over a period of approximately three years following the execution of the agreement. In the event we fail to deliver the aforementioned libraries to BMS, we would be required to make cash payments to BMS on a pro rata basis of up to $2.0 million.

Schering-Plough

Our collaborations with Schering-Plough were extended through early April 2007, and we expect to receive funding and to record revenue from these collaborations through that time, at which time we expect our research activities under the collaborations to cease. The planned cessation of our research activities will have no impact on other areas of the collaborations, including the ongoing Phase 2 and Phase 1 clinical trials and multiple preclinical programs. We will continue to be entitled to payments resulting from the successful achievement by Schering-Plough, if any, of preclinical and clinical milestones as well as royalty payments from sales, if any, of products resulting from compounds already delivered by us and accepted by Schering-Plough under the collaborations.

During the year ended December 31, 2006, we earned approximately $6.6 million, or 39% of our revenue, of which $4.6 million was FTE funding and $2.0 million was milestone payments, under our research collaboration agreements with Schering-Plough. Payments under our Schering-Plough collaborations since inception in 1995 have totaled approximately $126.2 million, of which approximately $22.3 million represents investments in our equity securities and milestone payments.

Other Relationships

We have also entered into research collaboration agreements with numerous other companies. Several of these collaborations, in which we have completed our research activities, may yield us milestone and royalty revenues. We believe the termination of any one of these other active agreements would not have a material adverse effect on us.

Competition

The pharmaceutical industry is characterized by intense competition. Many companies, research institutions and universities are conducting research and development activities in a number of areas similar to our fields of interest. Many of our competitors have substantially greater financial, research and development, manufacturing, marketing and human resources and greater experience in product discovery, development, clinical trial management, FDA regulatory review, manufacturing and marketing than we do. We also may face competition from companies using different or advanced techniques that could render our products obsolete.

We intend to evaluate in-licensing or other opportunities to acquire products in development. We will face intense competition in acquiring products to expand our product portfolio. Many of the companies and institutions that we will compete with in acquiring products to expand our product portfolio have substantially greater capital resources, research and development staffs and facilities than we have.

Employees

As of December 31, 2006, we had 150 full-time employees, including approximately 59 chemists and 42 biologists, of whom 55 have doctorate level degrees. None of our employees is covered by collective bargaining agreements. Our employees are at-will employees, which means that each of them can terminate their relationship with us and we can terminate our relationship with them at any time. We believe our relations with our employees are good.

Intellectual Property

As of March 1, 2007, we had 109 issued patents in the United States and approximately 129 granted foreign patents relating to various aspects of our intellectual property, including compounds related to our internal or collaborative programs, compound libraries, our molecular tag sets and certain screening technologies. We either own these patents ourselves or with collaborators or rights under them are licensed to us. Of particular note, we are the exclusive licensee of U.S. patents issued on October 15, 1996, February 24, 1998 and August 4, 1998, which provide broad protection to our use of encoded combinatorial libraries and which expire in 2013. We refer you to “Business—Our Core Technology and Drug Discovery Platform—ECLiPS Technology”.

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

Government Regulation

Generally, in order to gain approval from the FDA, a company must conduct preclinical studies in the laboratory and in animal models to gain preliminary information on a compound’s efficacy and to identify any safety problems. The results of these studies are submitted as a part of an IND that the FDA must review prior to the commencement of clinical trials of an investigational drug. The clinical trials are conducted to determine if safety and efficacy results are adequate to obtain FDA approval of any such products. Clinical trials are normally done in three sequential phases (Phase 1, Phase 2 and Phase 3) that may overlap and generally take two to five years, but may take longer, to complete. After completion of clinical trials of a new product, FDA and foreign regulatory authority marketing approval must be obtained. If the product is classified as a new drug, we, or our collaborators, will be required to submit an NDA and receive approval before commercial marketing of the drug. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the United States, we will also be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. Further, our research and development processes involve the controlled use of hazardous materials. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that our activities currently comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated.

In addition, we are subject to the U.S. Foreign Corrupt Practices Act, which prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. Our present and future business has and will contine to be subject to various other laws, rules and/or regulations applicable to us as a result of our international sales.

Research and Development

Our expense for proprietary research and development activities was as follows (in thousands):

Years ended December 31,
2006	2005	2004
$23,524	$10,965	$5,955

The increase in research and development expense from 2005 to 2006 is primarily attributable to our licensing of the DARA program and the related preclinical studies we have conducted with respect to PS433540. Also contributing to the increase were increased resources expended on our JAK3 program prior to our partnering with Wyeth on the program at the end of 2006, and our CCR1 and Adenosine A2a programs.

The increase in research and development from 2004 to 2005 was largely due to increased resources expended on our internal discovery programs.

Revenue by Geographic Region

We classify our business operations in one operating segment and all of our revenues are generated from this segment. Revenue was derived from collaborators located in the following geographic regions:

	Years ended December 31,
	2006	2005	2004
Customers located in:
United States	45%	39%	41%
Europe	55%	60%	56%
Asia	—	1%	3%

While our international operations are subject to the risk factors inherent in the conduct of international business, we are unaware of any specific risk that will have a material impact on our revenue.

ITEM 1A.        RISK FACTORS

As further described herein, our performance and financial results are subject to risks and uncertainties including, but not limited to, the following specific risks:

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

If we consume cash more quickly than expected, and if we are unable to raise additional capital, we may be forced to curtail operations.

As of December 31, 2006, we had cash, cash equivalents and marketable securities of approximately $46.1 million. In addition, as of December 31, 2006, we had deferred revenue and liabilities relating to our obligations to provide BMS a set of compound libraries of approximately $24.3 million associated with research and development activities that are to be performed by us subsequent to December 31, 2006. We believe that our capital resources will be adequate to fund our operations at their current levels through June 30, 2008. However, changes may occur that would cause us to consume available capital resources before that time. Examples of relevant potential changes that could impact our capital resources include:

•       the costs associated with our drug research and development activities, including the costs associated with our Phase 1 clinical development program for PS433540;

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

•       cash payments we may be required to make to BMS if we fail to deliver certain compound libraries under the BMS Agreement;

•       cash payments we may be required to make to Organon relating to a termination fee if, prior to August 2010, we exercise our discretionary termination right under the Organon Agreement;

•       penalties we may be required to pay certain institutional investors that participated in the private placement transaction we closed in August 2005 if we fail to comply with certain covenants and obligations related to that transaction;

•       competing technological and market developments; and

•       the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, and the outcome of related litigation.

In October 2006, we raised capital through a public financing of common stock and warrants. Our issuance of approximately 5.8 million shares of common stock in connection with this financing resulted in significant dilution in the percentage ownership of our stockholders that owned stock prior to the financing. It is likely that we will raise capital in the future. The capital could be raised through public or private financings involving debt or common stock or other classes of our equity. Further issuances of equity securities will further dilute our stockholders’ percentage ownership. As of March 9, 2007, there were approximately 4,081,000 stock options outstanding, approximately 1,626,000 warrants outstanding, which includes approximately 176,000 warrants issued in connection with the GSK Agreement and approximately 1,450,000 warrants issued in connection with our October 2006 financing transaction, and approximately 4,000 shares of unvested restricted stock granted under our various equity compensation plans. These equity instruments represent approximately 27% of our shares outstanding at March 9, 2007. The significant dilution represented by our outstanding warrants and equity compensation awards may make it more difficult for us to raise additional capital. Additional capital may not be available on favorable terms, or at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

Because PS433540 is in Phase 1 clinical development, there is a high risk that further development and testing will demonstrate that the compound is not suitable for commercialization. In addition, because we exclusively licensed PS433540 from BMS, any dispute with BMS may adversely affect our ability to develop and commercialize PS433540.

We have no products that have received regulatory approval for commercial sale. PS433540 is in Phase 1 clinical development, and we face the substantial risks of failure inherent in developing drugs based on new technologies.

PS433540 must satisfy rigorous standards of safety and efficacy before the FDA and foreign regulatory authorities will approve it for commercial use. We will need to conduct significant additional clinical trials to demonstrate the safety and efficacy of PS433540 to the satisfaction of the FDA and foreign regulatory authorities to obtain product approval.

Clinical development is a long, expensive and uncertain process. It may take us many years to complete clinical trials, and failure can occur at any stage of trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. We may suffer significant setbacks in advanced clinical trials, even after promising results in earlier trials. We may not be able to enroll a sufficient number of patients to complete our clinical trials in a timely manner. Based on results at any stage of preclinical testing or clinical trials, we may decide to discontinue development of PS433540.

We do not know whether any future clinical trials of PS433540 will demonstrate sufficient safety and efficacy necessary to obtain the requisite regulatory approvals or will result in marketable products. Our failure to adequately demonstrate the safety and efficacy of PS433540 under development will prevent receipt of FDA and foreign regulatory approvals and, ultimately, their commercialization.

If there is any dispute between us and BMS regarding our rights under the BMS Agreement, our ability to develop and commercialize PS433540 may be adversely affected. Any loss of our rights from BMS could delay or completely terminate our product development efforts for PS433540 and other compounds licensed from BMS.

We had net losses in recent years and our future profitability is uncertain.

During the year ended December 31, 2006, we had a net loss of approximately $27.8 million. The net loss was primarily due to costs incurred in our internal product development efforts, including the costs of in-licensing the DARA program from BMS and its development and the research and development of our other product candidates.

We expect to incur losses in future periods and these losses are expected to increase as compared to prior periods as a result of the increased level of investment we plan to make in our internal proprietary programs in the future.

Our adoption of Financial Accounting Standards Board Statement No. 123 (revised 2004) “Share-Based Payment” (SFAS 123R), which was effective January 1, 2006, increased our compensation costs and will continue to have a significant impact on our results of operations. In addition, under Emerging Issues Task Force (EITF) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the accounting treatment of the warrants that we issued in our October 2006 equity financing may have a significant impact on our results of operations, depending on the volatility of the market price of our common stock and the assumptions used in calculating the fair value of the warrants.

On a quarterly basis, our future operating results are likely to be highly volatile depending upon our receipt of milestone payments from our collaborators. We may not receive milestone payments on a regular basis or at all. Our ability to achieve profitability, if ever, will be significantly impacted by the level of investment we plan to make in our internal proprietary programs in the future, as well as the results of those programs.

Continuing net losses may limit our ability to fund our operations and we may not generate income from operations in the future.

Our current revenue stream is highly dependent upon the extent to which the pharmaceutical and biotechnology industries collaborate with drug discovery and development companies for one or more aspects of their drug discovery and development process.

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

The willingness of these companies to expand or continue collaborations to enhance their research and development activities is based on certain factors that are beyond our control. While we are unaware of a specific reason that any of the following factors will have a material impact on the willingness of current or potential collaborators to expand or continue collaborations, examples of relevant factors include collaborators’ changing spending priorities among various types of research activities, the increased presence of offshore companies that conduct research and have lower full-time equivalent costs than ours, their ability to hire and retain qualified scientists, their approach regarding expenditures during recessionary periods and their policies regarding the balance of research expenditures versus cost containment. Also, general economic downturns in our collaborators’ industries, adverse changes in the regulatory environment, the adverse impact of product litigation on our collaborators’ businesses or any decrease in our research and development expenditures could harm our operations, as could increased popularity of management theories, which counsel against outsourcing of critical business functions. Continued consolidation in the pharmaceutical and biotechnology industries may further decrease the number of potential collaborators for us. In addition, the popularity of scientific thinking that disfavors elements of our technology platform, such as large diverse libraries, could negatively impact our business. Any decrease in drug discovery spending by pharmaceutical and biotechnology companies could cause our revenue to decline.

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

The success of our current business strategy will depend in part on our ability to successfully perform under and manage strategic collaborations. Since we do not currently possess the resources necessary to independently develop and commercialize all of the product candidates that may be discovered through our drug discovery technology, we may need to enter into additional collaborative agreements to assist in the development and commercialization of some of these product candidates or in certain markets for a particular product candidate. Establishing strategic collaborations is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position, and our discussions with potential collaborators may not lead to the establishment of new collaborations on acceptable terms.

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

Drug development is a highly uncertain process. Our approach and technology may never result in a commercial drug. None of our programs has resulted in products that have received regulatory approval for commercial sale. Our most advanced internal compound, PS433540, is in Phase 1 clinical trials. Currently our collaborators have advanced four programs (comprised of five compounds) into active clinical trials. All of our therapeutic candidates, including these clinical candidates, face the substantial risks of failure inherent in the drug development process. Any potential pharmaceutical product emanating from one of our internal or collaborative programs must satisfy rigorous standards of safety and efficacy before the FDA and foreign regulatory authorities will approve them for commercial use. To satisfy these standards, significant additional research, preclinical studies and clinical trials will be required.

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

Our collaborators Schering-Plough and BMS, currently are undertaking active clinical trials of prospective pharmaceutical products containing our proprietary compounds.

In each case, the collaborator is responsible for the development of these potential products, the level of resources devoted to such development and the decision as to when, or whether, such development should cease. Numerous additional studies are necessary to support the further development of these product candidates. Results from preclinical and clinical studies conducted to date on these product candidates are not necessarily indicative of the results that may be obtained in clinical studies. Clinical results could cause our collaborators to discontinue or limit development of these product candidates. For example, in November 2005, Schering-Plough informed us that it discontinued the Phase I clinical trials it commenced in December 2003 for the clinical compound targeting a respiratory indication, which was developed from leads from our collaboration with Schering-Plough. There can be no assurance that Schering-Plough or BMS will continue to develop the current clinical programs.

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

Our stock price may be volatile and your investment in our stock could decline in value.

The market price for our common stock has been highly volatile and may continue to be highly volatile in the future. During the year ended December 31, 2006 the closing price was $3.56 per share at its low point in January 2006 and $6.47 per share at its high point in May 2006. Results from our development programs, especially the DARA program, our quarterly operating results, changes in general conditions in the economy or the financial markets, and other developments affecting our competitors or us could cause the market price of our common stock to fluctuate substantially. In recent years, the stock market has experienced significant price and volume fluctuations.

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

We need to successfully structure and manage multiple internal programs and collaborative relationships, including maintaining confidentiality of the research being performed for multiple collaborators. We may be unable to successfully manage conflicts between competing drug development programs of third parties to which we offer services. From time to time, more than one of our collaborators may want to perform research concerning the same or molecularly similar disease targets.

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

We maintain insurance coverage against environmental hazards arising from the storage and disposal of the materials utilized in our business. Although our management believes that such insurance has terms, including coverage limits, which are appropriate for our business, liabilities arising from the use, storage, handling or disposal of these materials could exceed our insurance coverage, as well as our resources. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations could be significant. To our knowledge, we have not been, and currently are not, the subject of any governmental investigation concerning the violation of these federal, state and local laws and regulations. There can be no assurance that we will not be the subject of future investigations by governmental authorities.

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

We are a small company and our success depends in part on the continued service of key scientific and management personnel, including our president and chief executive officer, Leslie J. Browne, Ph.D., and our ability to identify, hire and retain additional personnel. There is intense competition for qualified personnel. Immigration laws may further restrict our ability to attract or hire qualified personnel. We may not be able to continue to attract and retain the personnel necessary for our growth and development. Failure to attract and retain key personnel could have a material adverse effect on our business, financial condition and results of operations. Further, we are highly dependent on the principal members of our scientific and management staff. One or more of these key employees could retire or otherwise leave our employ within the foreseeable future and the loss of any of these people could have a material adverse effect on our business, financial condition and results of operations. We do not, and do not intend to, maintain key person life insurance on the life of any employee.

Many of our development and marketing activities are, or will be, conducted by third parties. If these third parties fail to perform their functions satisfactorily, our revenue and earnings could be delayed, reduced or eliminated.

The ultimate success of our business plan heavily depends upon the successful discovery, development and commercialization of pharmaceutical products. Our endeavors will result in commercialized pharmaceutical products, if at all, only after significant preclinical and clinical development, requisite regulatory approvals, establishment of manufacturing capabilities and successful marketing. We do not currently have the technology, facilities, personnel or experience to accomplish all of these tasks on our own and we will likely not have all the necessary resources in the foreseeable future. Therefore, we continue to depend heavily upon the expertise and dedication of sufficient resources by partners to develop and commercialize products primarily based on lead compounds discovered by us. If a partner fails to develop or commercialize a compound or product with respect to which it has rights from us, we may not receive any future milestone payments or royalties associated with that compound or product.

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

Our collaborative relationships involve lengthy negotiation cycles, often requiring us to expend considerable financial and personnel resources without any assurance that revenue will be recognized. These cycles typically are long for a number of reasons. Factors include the strategic nature of our partnerships, the size of many such transactions, the confidential and proprietary nature of the biological targets against which we screen our chemical compound libraries and the unique terms typically found in each of the transactions. As a result, we may expend substantial funds and effort to negotiate agreements for collaborative arrangements, but may ultimately be unable to complete the transaction and recognize revenue. In these circumstances, our business, financial condition and results of operations will be adversely affected.

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

Even if patents are issued to us, these patents may not sufficiently protect our interest in our chemical compositions or other technologies because the scope of protection provided by any patents issued to or licensed by us are subject to the uncertainties inherent in patent law. Third parties may be able to design around these patents or develop unique products providing effects similar to our products. In addition, others may discover uses for our chemical compositions or technologies other than those uses covered in our patents and these other uses may be separately patentable. A number of pharmaceutical and biotechnology companies, and research and academic institutions, have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, patent applications or patents may conflict with our technologies, patent applications or patents. These conflicts could also limit the scope of patents, if any, that we may be able to obtain, or result in the denial of our patent applications. We are not currently aware of any such patent applications or patents that could have a material adverse effect on our business.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                PROPERTIES

We currently lease and occupy approximately 83,000 square feet in two facilities near Princeton, New Jersey. We pay approximately $170,000 per month under these leases and they expire in 2016.

ITEM 3.                LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings the negative outcome of which would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

Our common stock trades on the NASDAQ Global Market under the ticker symbol “PCOP”.   The following table sets forth for the periods indicated the range of high and low closing sale prices of the Common Stock.

	2006		2005
	High	Low	High	Low
First Quarter	$5.93	$3.56	$5.81	$4.87
Second Quarter	6.47	3.67	5.32	4.05
Third Quarter	4.91	3.70	4.15	3.49
Fourth Quarter	4.57	3.71	3.79	3.06

HOLDERS OF RECORD

As of March 9, 2007 there were approximately 402 holders of record of our Common Stock.

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

	Years ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue	$16,936	$20,403	$24,359	$29,503	$29,304
Collaborative research and development expense	13,551	17,734	20,689	22,157	19,080
Proprietary research and development expense	23,524	10,965	5,955	3,951	6,848
Sales, general and administrative expense	9,848	10,196	9,859	6,003	5,504
Restructuring and other charges	(88)	—	5,947	—	—
Interest and other income, net	(1,568)	(1,120)	(561)	(19)	(21)
Decrease in warrant liability	(89)	—	—	—	—
(Benefit) provision for income taxes	(478)	(234)	(110)	259	35
Net loss	(27,764)	(17,138)	(17,420)	(2,848)	(2,142)
Net loss per share:
—Basic and diluted	(1.69)	(1.27)	(1.43)	(0.23)	(0.18)

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$46,140	$30,366	$40,885	$524	$6,737
Total assets	66,127	46,019	57,005	11,052	13,194
Current liabilities	18,750	8,862	10,251	6,420	8,444
Deferred compensation plan, long-term deferred revenue and other long-term liabilities	16,946	1,904	3,046	325	325
Total stockholders’ equity	30,431	35,253	43,708	4,307	4,425
Cash dividends declared per common share	—	—	—	—	—

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and the Financial Statements and related disclosures included elsewhere in this Report.

The following discussion may contain forward-looking statements that reflect our goals, expectations, intentions, plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. You are urged not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, unknown risks, uncertainties or other factors. Factors that could cause or contribute to differences in results and outcomes from those dicussed below include, without limitation, those discussed elsewhere in Part I, Item 1A. “Risk Factors” and in Item 1 “Forward-Looking Statements,” as well as those discussed in our other SEC filings.

Business Overview

Our mission is to discover and develop novel therapeutics to address significant medical needs. Using proprietary technologies and processes, we seek to identify, optimize and develop novel drug candidates through our own internally-funded drug discovery and development programs and in collaborations with major pharmaceutical and biotechnology companies. We have one internal program in Phase 1 clinical development and multiple internal programs in advanced discovery. Our collaborative research efforts have resulted in a portfolio of four partnered programs (comprised of five compounds) in active human clinical trials, with four additional partnered programs in preclinical development.

PS433540 is in Phase 1 clinical development. PS433540 is a Dual-Acting angiotensin and endothelin Receptor Antagonist (DARA) that we are developing as a potential treatment for hypertension and diabetic nephropathy. Our other internal proprietary programs primarily address immunoregulation. We fully fund these programs and retain intellectual property and ownership rights to any compounds discovered. At an appropriate point, we may license one or more of these compounds or programs to a partner. BMS, from whom we in-licensed our DARA program in March 2006, is entitled to the right of first negotiation should we decide to license these compounds or programs to a partner.

Our collaborative research efforts have resulted in a portfolio of one partnered program currently in Phase 2 clinical trials targeting chronic obstructive pulmonary disease (COPD) and three partnered programs in active Phase 1 clinical trials targeting rheumatoid arthritis, oncology and metabolic diseases. Our Schering-Plough relationship produced a CXCR2 antagonist which entered Phase 2 clinical trials in the fourth quarter of 2006 for COPD, an enzyme inhibitor which entered Phase 1 clinical trials in September 2006 for oncology and a candidate for metabolic diseases which entered Phase 1 clinical trials in January 2007. We initially identified p38 kinase inhibitor lead compounds in 1997 and entered into a collaborative partnering agreement with BMS in 1999. This collaboration resulted in a compound that entered Phase 1clinical trials in August 2003. A second compound resulting from that partnership, which is a back-up candidate, entered Phase 1 clinical trials in Canada in December 2005.

Clinical and preclinical development of drug candidates is a long, expensive and uncertain process. We continue to pursue the discovery and development of product candidates in both our internal and collaborative programs. The drug candidates described above are at early stages of development, and none have received regulatory approval for commercial sale. All of the compounds face the substantial risk of failure inherent in drug discovery and development. At any stage of the clinical development process, we or our collaborators may decide to discontinue development of our product candidates. To date, none of the compounds in which we hold complete or partial rights has reached the stage of a commercial product and, although we have received license and milestone fees, we may never receive any sales revenues, royalty payments, or any additional license and milestone fees, under our current or any future collaborations. We do not expect that our product candidates will be commercially available for many years, if ever.

From time to time we have considered, and we will continue to consider strategic initiatives intended to further the development of our business. In addition, we consider opportunities to expand our product pipeline through the acquisition or in-licensing of, or investment in, product development candidates, and we intend to continue to explore and evaluate those opportunities.

Executive Overview of Financial Results

During 2006, we continued to implement our strategy to increase our investment in internal programs, while continuing to recognize revenue from our collaborative research and development partners. During 2006, we continued to transfer an increasing percentage of our resources from collaborative projects to internal projects. Below are some financial results for 2006:

Our cash, cash equivalents and marketable securities balance increased from $30.4 million at December 31, 2005 to $46.1 million at December 31, 2006.

While our net cash used in operating activities decreased from $17.4 million during the year ended December 31, 2005 to $5.9 million during year ended December 31, 2006, had we not received $20.0 million in up-front payments from our agreements with GSK and Cephalon during the year, our net cash used in operating activities would have been approximately $25.9 million.

In October 2006, we raised net proceeds of $23.0 million through a public financing of common stock and warrants. In connection with the issuance of these warrants, we recorded a liability, which as of December 31, 2006 amounted to approximately $4.4 million.

Net revenue decreased to $16.9 million from $20.4 million, a decrease of 17%. This decrease was due to reduced funding from our collaborations with Schering-Plough. Although our collaborations with Schering-Plough were extended and we expect to receive funding and record revenue from these collaborations through early April 2007, we expect our research activities under the collaborations to cease at that time. This decrease was offset by revenue recognized under our new alliances with Cephalon and GSK.

Our proprietary research and development expense increased from $11.0 million in 2005 to $23.5 million in 2006, an increase of 115%. This increase was partially due to our licensing of the DARA program from BMS, for which we recorded a $2.0 million charge. Exclusive of this charge, our proprietary research and development expenditures increased 96%. Our most advanced internal compound, PS433540 from our DARA program, entered Phase 1 clinical trials in February 2007.

We recognized a net loss of $27.8 million during the year ended December 31, 2006, compared to $17.1 million during the year ended December 31, 2005.

Liquidity and Capital Resources

As of December 31, 2006, we had cash, cash equivalents and marketable securities of $46.1 million compared to $30.4 million at December 31, 2005, representing 70% and 66% of our total assets, respectively. We make investments in highly liquid investment-grade marketable securities, including corporate bonds and United States government and agency securities. In addition, as of December 31, 2006, we had deferred revenue and liabilities relating to our obligations to provide BMS a set of compound libraries of approximately $24.3 million associated with research and development activities that are to be performed by us subsequent to December 31, 2006.

The following is a summary of selected cash flow information for the years ended December 31, 2006 and 2005:

	Years ended December 31,
	2006	2005
Net loss	$(27,764)	$(17,138)
Adjustments for noncash operating items	4,268	2,938
Net cash operating loss	(23,496)	(14,200)
Net change in assets and liabilities	17,550	(3,241)
Net cash used in operating activities	$(5,946)	$(17,441)
Net cash provided by investing activities	13,111	1,029
Net cash provided by financing activities	$24,254	$7,919

Net cash used in operating activities

In the second quarter of 2006, we received $20.0 million in up-front payments relating to the GSK Agreement and the Cephalon Agreement. Absent the receipt of the $20.0 million from GSK and Cephalon, our net cash used in operating activities for the year ended December 31, 2006 would have been approximately $25.9 million compared to $17.4 million in the year ended December 31, 2005. In the years ended December 31, 2006 and 2005, net cash used in operating activities resulted primarily from our operating loss due to our funding our proprietary internal programs and payments related to our 2004 restructuring and the settlement of our dispute with Columbia and Cold Spring. The increase in net cash used in operating activities for the year ended December 31, 2006, exclusive of the up-front payments received from GSK and Cephalon, is primarily attributable to significant costs associated with the acquisition of the DARA program and the related preclinical studies for PS433540.

Net cash provided by investing activities

Net cash provided by investing activities for the years ended December 31, 2006 and 2005 related primarily to the net sales and maturities of marketable securities, partially offset by capital expenditures for research and development and information technology equipment and software.

Net cash provided by financing activities

In October 2006, as part of a public equity financing, we sold approximately 5.8 million shares of our common stock at a purchase price per share of $4.28. We also agreed to sell warrants to purchase approximately 1.45 million shares of our common stock at a purchase price of $0.125 per warrant, with an exercise price of $5.14 per share. The warrants are exercisable from April 19, 2007 through April 19, 2012. The aggregate gross proceeds of the transaction were approximately $25.0 million. We received proceeds of approximately $23.0 million from the transaction, net of certain transaction costs. The shares and warrants were offered through a prospectus supplement pursuant to our effective shelf registration statement on Form S-3. We accounted for these warrants as a liability at their fair value using a Black-Scholes option-pricing model and will remeasure the fair value at each reporting date until the warrants are exercised or have expired. As of December 31, 2006, the fair value of the warrants was approximately $4.4 million.

Net cash provided by financing activities for the year ended December 31, 2006 also consisted of approximately $1.3 million in proceeds from the issuance of common stock in connection with exercises of stock options.

Net cash provided by financing activities for the year ended December 31, 2005 consisted primarily of proceeds from the sale of approximately 2.4 million shares of newly issued common stock in July 2005. Net proceeds from this sale were approximately $7.7 million. In addition, we received a capital contribution from Accelrys for certain costs associated with updating our website and the consolidation of our facilities and proceeds from the issuance of common stock in connection with exercises of stock options and sales of common stock under our employee stock purchase plan.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
	(in thousands)
Contractual Obligations
Operating Lease Obligations	$19,408	$2,035	$4,070	$4,070	$9,233
Contract Research Organizations	1,807	1,807	—	—	—
Columbia University and Cold Spring Harbor Laboratory Licensing Agreement	650	100	200	200	150
BMS Compound Development Costs	2,000	889	1,111	—	—
Total	$23,865	$4,831	$5,381	$4,270	$9,383

Operating Leases

We are obligated to pay approximately $2.0 million annually in costs in connection with the facilities we currently occupy. The leases on these facilities expires in 2016.

Contract Research Organizations

In connection with the our Phase 1 clinical trial for PS433540, we have made certain commitments under contracts with two contract research organizations (CROs). The total minimum commitments made to these CROs as of December 31, 2006 was approximately $1.8 million, and relate to the manufacturing of material to be used in the clinical trials and to consulting services to assist in the design and management of the clinical trials.

Columbia University and Cold Spring Laboratory

We have a license agreement with Columbia University, or Columbia, and Cold Spring Harbor Laboratory, or Cold Spring, that grants us an exclusive, worldwide license to certain technology for making and using combinatorial chemical libraries for the development of human pharmaceutical products. The term of the agreement is the later of (i) July 16, 2013 or (ii) the expiration of the last patent relating to the technology, at which time we will have a fully paid license to the technology. The license granted under this agreement may be terminated by Columbia and Cold Spring (i) upon 30 days written notice to us if we do not expend certain amount of money developing and commercializing the combinatorial chemical libraries, (ii) upon 30 days written notice to us if we materially breach the agreement and fail to cure the material breach, or (iii) if we commit any act of bankruptcy, become insolvent, file a petition under any bankruptcy or insolvency act or have a petition filed against us that is not dismissed within 60 days. This agreement requires us to pay minimum annual fees and certain royalties of at least $100 thousand per year. Due to the uncertainty of our future payment obligations, we have included only the minimum annual fee required by the agreement in the table above. In 2006, 2005 and 2004 we paid related royalties and license fees of approximately $129 thousand, $126 thousand and $300 thousand, respectively.

License Agreement with BMS

Under the terms of the BMS Agreement, in lieu of an up-front cash payment, we are providing BMS a set of compound libraries, over a period of approximately three years. In the event we fail to deliver the aforementioned libraries to BMS, we would be required to make cash payments on a pro rata basis of up to $2.0 million.

Contractual obligations under our collaborations

Under the terms of the GSK Agreement, we and GSK each have the right to terminate the GSK Agreement in its sole discretion under certain specified circumstances at any time during the term of the GSK Agreement. In addition, we and GSK each have the right to terminate the GSK Agreement under other circumstances that are customary in these types of agreements. If we exercise our discretionary termination right at any time during the first five years of the term, under certain circumstances, we could be required to refund to GSK a portion of the up to $15.0 million related to initial discovery activities we will conduct. The amount of any such refund will be calculated based upon when during the term of the GSK Agreement that termination occurs. Further, should GSK exercise its discretionary termination rights, there are no provisions in the GSK Agreement that would require us to refund payments received relating to our performance of initial discovery activities under the GSK Agreement.

Our role in our alliance with GSK is to (i) identify and (ii) advance molecules in chosen therapeutic programs to development stage and (iii) subject to certain provisions in the GSK Agreement, further develop the candidates to clinical “proof of concept” (a demonstration of efficacy in humans). As of December 31, 2006, we had approximately $4.2 million of deferred revenue related to research and development activities that we are to provide to GSK subsequent to December 31, 2006.

Under the terms of the Cephalon Agreement, we received an up-front, non-refundable payment of $15.0 million in June 2006 to support our research efforts. We are principally responsible for performing medicinal chemistry research over the alliance term. As of December 31, 2006, we had approximately $12.1 million of deferred revenue related to research and development activities that we are to provide to Cephalon subsequent to December 31, 2006.

Milestones and Royalty Commitments

Under the terms of certain agreements to which we are a party, it is possible that we may become obligated to pay aggregate milestone payments totaling up to $238 million upon the achievement of successive clinical and regulatory events and royalties on sales of products, if any, resulting from programs for which we have development responsibility under such agreements. We will not be responsible for the payment of future milestone and/or royalty payments in the event that development of such a program is discontinued. Preclinical and clinical development of drug candidates is a long, expensive and uncertain process. At any stage of the preclinical or clinical development process, we may decide to discontinue the development of our product candidates. To date, none of the compounds to which we hold complete or partial rights has reached the stage of commercial product. We expect that our product candidates will not be commercially available for many years, if ever.

Deferred Compensation Plan

We maintain a deferred compensation plan for certain officers and members of our Board of Directors. Under the employee matters agreement entered into at the time of our spin-off from Accelrys, effective as of April 30, 2004, we assumed all liabilities of its current and former employees under the deferred compensation plan. The employee matters agreement also provided that the assets relating to the current and former employees under the deferred compensation plan would be transferred to us or a rabbi trust we designated as soon as practicable following the effective date of the spin-off. We received these assets in 2005. The total deferred compensation plan obligation as of December 31, 2006 was approximately $2.0 million. This amount has not been included in the table above, as the obligation dates are governed by the applicable employee’s termination or retirement, and therefore the timing of such payments is indeterminable.

Obligations under 2005 Registration Statement

In July 2005, we entered into purchase agreements to sell an aggregate 2,470,000 shares of newly issued common stock (the Shares) to institutional investors at a price of $3.43 per share (the Private Placement). In August 2005, we sold the Shares and realized gross proceeds of approximately $8.5 million from the Private Placement. We received net proceeds of approximately $7.7 million from the Private Placement after deducting fees payable to the placement agent and other transaction expenses. Pursuant to the purchase agreements executed in connection with the Private Placement we agreed to file a registration statement on Form S-3 with the SEC to register the resale of the Shares. The registration statement on Form S-3 was declared effective in August 2005.

In addition, we agreed to use our best efforts, subject to receipt of necessary information from the institutional investors that purchased the Shares, to keep the registration statement effective until the earlier of (i) two years after the effective date of the registration statement or (ii) the date on which the Shares become eligible for resale pursuant to Rule 144(k) under the Securities Act of 1933, (the Securities Act) (such period, the Effectiveness Period).

If (i) the registration statement ceases to be effective as to all the Shares to which it is required to relate at any time prior to the expiration of the Effectiveness Period without being succeeded within ten trading days by an amendment to such registration statement or by a subsequent registration statement filed with and declared effective by the SEC, or (ii) our common stock is not listed or quoted, or is suspended from trading on, the NASDAQ Global Market or the facilities of any national securities exchange on which the common stock is then traded for a period of three trading days (any such failure or breach being referred to as an “Event,” and the date on which such Event occurs being referred to as “Event Date”), then: (x) on each such Event Date we shall pay to institutional investors that purchased the Shares an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the aggregate purchase price paid by such institutional investors pursuant to the purchase agreements; and (y) on each monthly anniversary of each such Event Date until the applicable Event is cured, we shall pay to each such institutional investor an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the aggregate purchase price paid by such institutional investor pursuant to the purchase agreements. The purchase agreements provide that such payments shall not constitute the institutional investors’ exclusive remedy for such events. If we fail to pay any such liquidated damages in full within 7 days after the date payable, the Company will pay interest thereon at a rate of 10.0% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the institutional investors, accruing daily from the date such liquidated damages are due until such amounts, plus all such interest thereon, are paid in full.

Off-Balance Sheet Arrangements

Our only significant off-balance sheet arrangements relate to operating lease obligations for the facilities we currently occupy and other contractual obligations related primarily to minimum contractual payments due to Columbia and Cold Spring and certain CROs. All of these obligations are included in the Contractual Obligations schedule above.

Liquidity and Capital Resources Outlook

We expect to continue to use our capital to fund operating losses. We expect that our research and development expenditures will continue to increase in the future as we increase our internal drug research and development efforts. Conducting our own drug research and development is a key component of our business model. Our DARA program, which is our most advanced internal program, is currently in Phase 1 clinical trials. Clinical trials are significant, time-consuming and costly processes. In addition, as part of our collaborative agreements with Cephalon, GSK, Organon and Wyeth, we have received up-front payments. In connection with these agreements, we are obligated to perform significant research and development activities over multiple years and as such, expect to incur significant costs performing such activities.

Under our new collaboration and license agreement with Organon, Organon is obligated to pay us $15.0 million within 30 days of execution of the Organon Agreement. The Organon Agreement has a research term of five years. As part of the Organon Agreement we may receive up to an additional $20.0 million of research and development funding over the research term.

In January 2007, we received $5.0 million in connection with our research and license agreement with Wyeth. This amount was included in accounts receivable at December 31, 2006. The Wyeth Agreement has a research term of three years. As part of the Wyeth Agreement, we may receive up to an additional $9.0 million of research and development funding over the research term.

In connection with the GSK Agreement, we may receive up to an additional $10.0 million from GSK, should we fulfill certain conditions related to initial discovery activities that we will perform.

Our net cash used in operating activities for the year ended December 31, 2006 would have increased approximately $6.6 million had we not received approximately $4.6 million in FTE funding and $2.0 million in milestone payments from Schering-Plough during the year. We expect the funding for our research activities under the Schering-Plough collaborations to cease in early April 2007. We will continue to be entitled to payments resulting from the successful achievement by Schering-Plough of preclinical and clinical milestones, if any.

We anticipate that our capital resources will be adequate to fund our operations at their current levels at least through June 30, 2008. However, there can be no assurance that changes will not occur that would consume available capital resources before then.

Our capital requirements depend on competing technological and market developments, changes in our existing collaborative relationships, progress of PS433540 in clinical trials, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights and the outcome of related litigation, the purchase of additional capital equipment, acquisitions of other businesses or technologies, and the progress of our collaborators’ milestone and royalty producing activities. Prior to exhausting our current capital resources, we will need to raise additional funds to finance our operating activities or enter into strategic initiatives intended to further the development of our business. There can be no assurance that additional funding, if necessary, will be available to us on favorable terms, if at all. Our forecasts of the period of time through which our financial resources will be adequate to support our operations are forward-looking information and actual results could vary. The factors described earlier in this section will impact our future capital requirements and the adequacy of our available funds.

Results of Operations

This section should be read in conjunction with the discussion above under “Liquidity and Capital Resources”.

2006 Compared to 2005

Our net revenue decreased 17% to $16.9 million in the year ended December 31, 2006 compared to $20.4 million in the year ended December 31, 2005. Net revenue consists of the funding of our collaborative research activities, as well as our receipt of milestones, success fees and license revenue if and as our research and development progress through our collaborators’ development processes. Net revenue for the years ended December 31, 2006 and 2005 is summarized as follows:

	For the years ended December 31,
	2006	2005
Collaborative research funding	$12,420	$15,802
Milestones, success fees and license revenue	4,516	4,601
	$16,936	$20,403

Schering-Plough accounted for 39% and 48% of our net revenue in the year ended December 31, 2006 and 2005, respectively, including $2.0 million and $1.0 million of our milestones and success fee revenue recorded for the years ended December 31, 2006 and 2005, respectively.

Organon accounted for 32% of our net revenue in each of the years ended December 31, 2006 and 2005, including $2.0 million and $2.5 of the milestone payments and success fees revenue recorded for the years ended December 31, 2006 and 2005, respectively.

Cephalon accounted for 17% of our net revenue during the year ended December 31, 2006. The alliance with Cephalon began in 2006 and as such, there was no revenue recognized in the year ended December 31, 2005.

The decrease in collaborative research funding in 2006 was largely due to further reductions in funding from our collaboration with Schering-Plough and the expiration of other collaborative research and development agreements. The decrease in revenue was partially offset by revenue recognized under our new alliances with Cephalon and GSK.

Collaborative research and development expense includes the labor, material, equipment and allocated facilities cost of our scientific staff working on collaborative partnerships. Collaborative research and development expenses decreased 24% to $13.6 million in the year ended December 31, 2006 compared to $17.7 million in the year ended December 31, 2005. This decrease was due to decreased resources allocated to our collaborative partnerships largely due to the further reduction in staffing on our collaboration with Schering-Plough and the expiration of other collaborative research and development agreements. This decrease was offset by costs associated with research and development activities relating to our new alliances with Cephalon and GSK, and the recognition of share-based compensation costs of $329 thousand associated with our adoption of SFAS 123R.

Proprietary research and development expense includes research and development acquisition costs, labor, material, equipment and allocated facilities cost of scientific staff working on self-funded internal drug discovery and development programs. Our most advanced internal program is our DARA program, which is in Phase 1 clinical trials. We licensed our DARA program from BMS in March 2006. In addition, we currently have multiple internal programs in advanced preclinical discovery. Proprietary research and development expenses increased 115% to $23.5 million in the year ended December 31, 2006 compared to $11.0 million in the year ended December 31, 2005. This increase was partially due to our licensing of the

DARA program, for which we recorded a $2.0 million charge. Exclusive of this charge, proprietary research and development expenditures increased 96%. This increase was primarily attributable to costs relating to preclinical development studies for our DARA program, resources expended on our JAK3, CCR1, and Adenosine A2a programs and our recognition of share-based compensation costs of $371 thousand associated with our adoption of SFAS 123R. Because of the speculative nature of these internal drug discovery and development projects, it is not possible to estimate completion dates or costs of completion. Additionally, from time to time, certain staff and other research and development resources may be temporarily redirected from one project to another, which redirection may also delay or impact the cost of internal drug discovery and development projects.

Sales, general and administrative expense decreased by 3% to $9.8 million in the year ended December 31, 2006 compared to $10.2 million in the year ended December 31, 2005. The decrease in sales, general and administrative expense is attributable to approximately $1.5 million in severance costs incurred in the year ended December 31, 2005, and lower consulting, recruiting, travel and certain compensation costs offset by the recognition of share-based compensation costs of $1.0 million associated with our adoption of SFAS 123R and approximately $182 thousand in severance costs, which includes $79 thousand relating to the acceleration of vesting of certain stock options under SFAS 123R, in the year ended December 31, 2006.

Restructuring and other charges decreased by approximately $88 thousand in the year ended December 31, 2006 compared to the year ended December 31, 2005, which relates to an adjustment to our restructuring cost estimate to reflect our actual restructuring costs.

Interest and other income, net increased to $1.6 million in the year ended December 31, 2006 compared to $1.1 million in the year ended December 31, 2005. This increase is due to higher yields on our investments.

The decrease in warrant liability for the year ended December 31, 2006 was approximately $89 thousand, and represents the change in fair value of the warrants that we issued in October 2006, as of December 31, 2006 from the initial measurement date of October 18, 2006.

We recorded an income tax benefit of $478 thousand and $234 thousand in the years ended December 31, 2006 and 2005, respectively, related to the sale of some of our state net operating losses offset by minimum 2006 state income taxes.

As a result of the net revenues and expenses described above, we generated a net loss of $27.8 million ($1.69 per basic and diluted share) in the year ended December 31, 2006, compared to a net loss of $17.1 million ($1.27 per basic and diluted share) in the year ended December 31, 2005.

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

Proprietary research and development expense includes labor, material, equipment and allocated facilities cost of scientific staff working on self-funded internal drug discovery programs. Using proprietary technologies and processes, we discover and develop novel drug candidates to advance internally as well as with strategic partners. At December 31, 2005, we had several internal programs in advanced discovery. Proprietary research and development expenses increased 84% to $11.0 million in the year ended December 31, 2005 compared to $6.0 million in the year ended December 31, 2004. This increase was largely due to increased resources expended on our JAK3 program for transplant rejection, and the addition of two new programs, Adenosine A2a antagonists and CCR1 antagonists. Because of the speculative nature of these internal drug discovery projects, it is not possible to estimate completion dates, or estimated costs of completion. Additionally, from time to time, certain staff and other research and development resources may be temporarily redirected from one project to another which redirection may also delay or impact the cost of internal drug discovery projects.

Sales, general and administrative expense increased by 3% to $10.2 million in the year ended December 31, 2005 compared to $9.9 million in the year ended December 31, 2004. The increase in sales, general and administrative expense is primarily attributable to the severance payable to two of our former executives. In connection with our severance cash payment obligations we recorded a charge of approximately $1.3 million in the year ended December 31, 2005. In addition, we recorded a non-cash charge of approximately $0.2 million related to the accelerated vesting of the executives stock compensation. Also contributing to the increase were additional costs associated with our being an independent company, including salary and expenses for executive management, finance, legal, human resources, information services, investor relations, and corporate governance. Prior to the spin-off, general corporate overhead had been allocated based on our revenue as a percentage of Accelrys’ total revenue. This increase was offset by the moving costs incurred in the year ended December 31, 2004 in connection with the consolidation of our facilities and a charge of $1.0 million in connection with a dispute with Columbia and Cold Spring also recorded in the year ended December 31, 2004.

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

We recorded an income tax benefit of $234 thousand and $110 thousand in the years ended December 31, 2005 and 2004, respectively, related to the sale of some of our state net operating losses offset by minimum 2005 state income taxes.

As a result of the net revenues and expenses described above, we generated a net loss of $17.1 million ($1.27 per basic and diluted share) in the year ended December 31, 2005, compared to a net loss of $17.4 million ($1.43 per basic and diluted share) in the year ended December 31, 2004.

Net Loss Outlook

We have had net losses in recent years and we expect to incur losses in future periods  These losses are expected to increase as compared to prior periods as a result of the increased level of investment we plan to make in our internal proprietary programs in the future, as well as the results of those programs. Our internal proprietary research and development costs are expected to continue to increase due to our efforts to progress the DARA program through clinical trials.

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

The increase in our expected future losses may be partially offset by revenue associated with the new alliance with Cephalon that we entered into in June 2006, our partnering with Wyeth on our JAK3 kinase inhibitor program in December 2006 and our new agreement with Organon in February 2007.

Our adoption of  SFAS 123R, which was effective January 1, 2006, increased our compensation costs and will continue to have a significant impact on our results of operations, however it will not have an impact on our cash flows.

Changes in the fair value of the warrants we issued in October 2006 are reported in the statements of operations as income or expense. As such, changes to the market price of our common stock or to the assumptions used in calculating the fair value of the warrants may cause significant increases or decreases to our results of operations.

There is no assurance that we will ever achieve profitable operations, or that profitable operations, if achieved, could be sustained on a continuing basis.

Critical Accounting Policies and Estimates

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

Share-based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. This statement is a revision to SFAS 123, supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25)and amends SFAS No. 95, “Statement of Cash Flows.”  Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with provisions of SFAS 123R. Results for prior periods have not been restated.

Under SFAS 123R, we use the Black-Scholes option-pricing model to estimate the fair value of the share-based awards as of the grant date. The Black-Scholes model, by its design, is highly complex and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of judgment are the estimated lives of the share-based awards and the estimated volatility of our stock price. The Black-Scholes model is sensitive to changes in these two data inputs. Beginning in fiscal year 2006, we calculated the estimated life of stock options granted using a “simplified” method, which is based on the average of the vesting term and the actual term of the option, as a result of guidance from the SEC as contained in Staff Accounting Bulletin No. 107 permitting the initial use of this method through 2007. Typically, expected stock price volatility is based on the daily historical trading data from an appropriate point in time through the last day of the applicable period. Because our historical trading data only dates back to May 3, 2004, the date of our spin-off from Accelrys, we have determined expected volatility for fiscal year 2006 using an analysis of the stock price volatility of companies comparable to ours in our industry.

Warrant Liability

We follow EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” which provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. Under EITF 00-19, to qualify as permanent equity, the equity derivative must permit us to settle in unregistered shares. Under securities law, if the warrants were issued in connection with a public offering and have a cash settlement feature at the holder’s option, the Company does not have the ability to settle in unregistered shares. Therefore, the warrants cannot be classified as permanent equity and are instead classified as a liability. The warrants that we issued as part of our equity financing in October 2006 meet this criteria, and have been recorded as a liability in the accompanying balance sheets.

We record our warrant liabilities at fair value using a Black-Scholes option-pricing model and remeasure at each reporting date until the warrants are exercised or have expired. Changes in the fair value of the warrants are reported in the statements of operations as income or expense. The fair value of the warrants is subject to significant fluctuation based on changes in our stock price, expected volatility, expected life, the risk-free interest rate and dividend yield. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of the warrants issued in October 2006.

Long-Lived Assets

We review long-lived assets, including leasehold improvements, property and equipment, and acquired technology rights, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This requires us to estimate future cash flows related to these assets. Actual results could differ from these estimates, which may affect the carrying amount of assets and the actual amortization expense. As of December 31, 2006, we had long-lived assets with a net book value of $11.3 million.

New Accounting Pronouncements

Accounting for Uncertain Tax Positions

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Tax Positions—an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 applies to all open tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” and is intended to result in increased relevance and comparability in financial reporting of income taxes and to provide more information about the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our financial position and results of operations.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of SFAS No. 157 on our financial position and results of operations.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our international sales generally are denominated in United States Dollars, and are, therefore, not exposed to changes in foreign currency exchange rates.

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly make investments in overnight repurchase agreements that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio since we have minimal debt. We ensure the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have materially affected the fair value of our interest sensitive financial instruments at December 31, 2006.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Pharmacopeia Drug Discovery, Inc.

We have audited the accompanying balance sheets of Pharmacopeia Drug Discovery, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pharmacopeia Drug Discovery, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the Financial Statements, in 2006 the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” applying the modified prospective method at the beginning of fiscal year 2006.

/s/ ERNST & YOUNG LLP
MetroPark, New Jersey
March 14, 2007

Pharmacopeia Drug Discovery, Inc.
Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$43,099	$11,680
Marketable securities	3,041	18,686
Accounts receivable, net	5,006	2,256
Prepaid expenses and other current assets	1,498	771
Total current assets	52,644	33,393
Property and equipment, net	11,287	10,548
Deferred compensation plan assets	2,022	1,904
Other assets	174	174
Total assets	$66,127	$46,019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,491	$1,112
Accrued liabilities	3,346	3,350
Restructuring reserve	—	908
Deferred revenue, current portion	8,535	3,492
Warrant liability	4,378	—
Total current liabilities	18,750	8,862
Deferred revenue, long-term	13,813	—
Deferred compensation plan	2,022	1,904
Other liabilities, long-term	1,111	—
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 21,268,447 and 14,988,915 shares issued and outstanding, respectively	213	150
Additional paid-in capital	81,362	58,751
Accumulated deficit	(51,137)	(23,373)
Accumulated other comprehensive loss	(7)	(146)
Deferred compensation	—	(129)
Total stockholders’ equity	30,431	35,253
Total liabilities and stockholders’ equity	$66,127	$46,019

See accompanying notes to these financial statements.

Pharmacopeia Drug Discovery, Inc.
Statements of Operations
(Amounts in thousands, except share and per share data)

	For the Years Ended December 31,
	2006	2005	2004
Net revenue	$16,936	$20,403	$24,359
Collaborative research and development expense	13,551	17,734	20,689
Proprietary research and development expense	23,524	10,965	5,955
Sales, general and administrative expense	9,848	10,196	9,859
Restructuring and other charges (credits)	(88)	—	5,947
Interest and other income, net	(1,568)	(1,120)	(561)
Decrease in warrant liability	(89)	—	—
	45,178	37,775	41,889
Loss before income taxes	(28,242)	(17,372)	(17,530)
Benefit from income taxes	(478)	(234)	(110)
Net loss	$(27,764)	$(17,138)	$(17,420)
Net loss per share:
—Basic and diluted	$(1.69)	$(1.27)	$(1.43)
Weighted average number of common stock outstanding:
—Basic and diluted	16,448,030	13,513,582	12,212,289

See accompanying notes to these financial statements.

Pharmacopeia Drug Discovery, Inc.
Statements of Stockholders’ Equity
(Amounts in thousands)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-in	Investment by	Accumulated	Comprehensive	Deferred	Stockholders’
	Number of Shares	Amount	Capital	Accelrys, Inc.	Deficit	Loss	Compensation	Equity
Balance at December 31, 2003	—	$—	$—	$4,307	$—	$—	$—	$4,307
Comprehensive loss:
Net loss prior to spin-off	—	—	—	(11,185)	—	—	—	(11,185)
Net loss post spin-off	—	—	—	—	(6,235)	—	—	(6,235)
Unrealized loss on marketable securities	—	—	—	—	—	(175)	—	(175)
Total comprehensive loss								(17,595)
Investment by Accelrys, Inc.	—	—	—	56,492	—	—	(355)	56,137
Issuance of shares upon distribution	12,181	122	49,492	(49,614)	—	—	—	—
Forfeiture of restricted stock	(2)	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	87	87
Issuance of common stock for exercise of stock options	86	1	279	—	—	—	—	280
Issuance of common stock for ESPP	49	—	262	—	—	—	—	262
Issuance of common stock for 401(k) matching contribution	41	—	230	—	—	—	—	230
Balance at December 31, 2004	12,355	$123	$50,263	$—	$(6,235)	$(175)	$(268)	$43,708
Comprehensive loss:
Net loss	—	—	—	—	(17,138)	—	—	(17,138)
Unrealized loss on marketable securities	—	—	—	—	—	29	—	29
Total comprehensive loss								(17,109)
Issuance of common stock in private placement, net	2,470	25	7,631	—	—	—	—	7,656
Investment by Accelrys, Inc.	—	—	46	—	—	—	—	46
Forfeiture of restricted stock	(2)	—	(21)	—	—	—	21	—
Amortization of deferred compensation	—	—	—	—	—	—	118	118
Issuance of common stock for exercise of stock options	51	1	126	—	—	—	—	127
Accelerated vesting of stock options	—	—	227	—	—	—	—	227
Issuance of common stock for ESPP	22	—	90	—	—	—	—	90
Issuance of common stock for 401(k) matching contribution	93	1	389	—	—	—	—	390
Balance at December 31, 2005	14,989	$150	$58,751	$—	$(23,373)	$(146)	$(129)	$35,253
Comprehensive loss:
Net loss	—	—	—	—	(27,764)	—	—	(27,764)
Unrealized loss on marketable securities	—	—	—	—	—	139	—	139
Total comprehensive loss								(27,625)
Issuance of shares in stock offering, net	5,799	58	18,450	—	—	—	—	18,508
Forfeiture of restricted stock	(1)	—	(10)	—	—	—	10	—
Reclassification of deferred compensation (123R)	—	—	(119)	—	—	—	119	—
Share-based compensation expense	—	—	1,701	—	—	—	—	1,701
Issuance of warrants to GSK	—	—	505	—	—	—	—	505
Amortization of deferred compensation	—	—	68	—	—	—	—	68
Issuance of common stock for exercise of stock options	394	4	1,275	—	—	—	—	1,279
Acceleration of stock options	—	—	79	—	—	—	—	79
Issuance of common stock for 401(k) matching contribution	87	1	404	—	—	—	—	405
Share-based consultant costs	—	—	258	—	—	—	—	258
Balance at December 31, 2006	21,268	$213	$81,362	$—	$(51,137)	$(7)	$—	$30,431

See accompanying notes to these financial statements.

Pharmacopeia Drug Discovery, Inc.
Statements of Cash Flows
(Amounts in thousands)

	Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,764)	$(17,138)	$(17,420)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,937	2,237	1,911
Decrease in warrant liability	(89)	—	—
Contribution of stock to 401(k) Plan	405	390	230
Share-based compensation	2,106	345	87
Adjustment to accrued restructuring charges	(88)	—	—
Gain on sale of property and equipment	(3)	(34)	—
Changes in assets and liabilities:		—	—
Accounts receivable	2,250	(1,194)	1,240
Prepaid expenses and other current assets	(727)	291	97
Other assets	—	(43)	(21)
Accounts payable	1,379	(302)	(1,395)
Accrued liabilities	1,107	476	1,923
Restructuring reserve	(820)	(2,460)	3,826
Deferred revenue	14,361	(9)	516
Net cash used in operating activities	(5,946)	(17,441)	(9,006)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(2,676)	(1,060)	(7,137)
Proceeds from sale of property and equipment	3	34	—
Purchases of marketable securities	(1,000)	(10,536)	(25,094)
Proceeds from sale and maturities of marketable securities	16,784	12,591	45,859
Net cash provided by investing activities	13,111	1,029	13,628
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	24,254	7,873	542
Investment by Accelrys, Inc.	—	46	14,485
Net cash provided by financing activities	24,254	7,919	15,027
Net increase (decrease) in cash and equivalents	31,419	(8,493)	19,649
Cash and equivalents, beginning of period	11,680	20,173	524
Cash and equivalents, end of period	$43,099	$11,680	$20,173
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—	$—
Income Tax	$40	$81	$3

Noncash transactions for the year ended December 31, 2006 were as follows:

•        The Company recorded the fair value of two warrants issued as part of its Product Development and Commercialization Agreement with GSK (defined in Note 3) as an increase to additional paid-in capital and a decrease to deferred revenue. The fair value of the warrants amounted to approximately $505 thousand. See Note 3 to the Financial Statements for disclosure of the Company’s agreement with GSK.

•        The Company recorded the fair value of the warrants it issued in October 2006 as part of its equity financing as a decrease to additional paid-in capital and an increase to warrant liability. The fair value of the warrants amounted to approximately $4.5 million on October 18, 2006. See Note 9 to the Financial Statements for disclosure of the Company’s accounting treatment of these warrants.

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

Pharmacopeia is a biopharmaceutical company committed to discovering and developing novel therapeutics to address significant medical needs. Using proprietary technologies and processes, the Company seeks to identify, optimize and develop novel drug candidates through our own internally-funded drug discovery and development programs and in collaborations with major pharmaceutical and biotechnology companies. The Company has one internal program in Phase 1 clinical development and multiple internal programs in advanced discovery. Its collaborative research efforts have resulted in a portfolio of four partnered programs (comprised of five compounds) in active human clinical trials, with four additional partnered programs in preclinical development.

For periods prior to the distribution date, Pharmacopeia’s financial statements were derived from the financial statements and accounting records of Accelrys using the historical results of operations and historical basis of the assets and liabilities of the Company’s business. For periods prior to the distribution date, such financial statements included allocations of certain Accelrys corporate headquarter assets, liabilities and expenses relating to the Company’s business that have been transferred to the Company from Accelrys. General corporate overhead was allocated based on the Company’s revenue as a percentage of Accelrys’ total revenue. General corporate overhead primarily includes salaries and expenses for executive management, finance, legal, human resources, information services and investor relations, and was $0.7 million for the year ended December 31, 2004. These costs are included in sales, general and administrative expenses in the accompanying statements of operations. Management believes the assumptions underlying such financial statements are reasonable. The financial statements included herein that include periods prior to the distribution date may not necessarily reflect the Company’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company during the periods presented.

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

2.   Significant Accounting Policies (Continued)

Revenue Recognition

Contract revenue is generally recognized either (i) on a proportional performance basis, for contracts specifying payment for services over a given period, or (ii) as services are performed under the agreement for contracts specifying payment on a full-time employee basis.

Revenue earned related to up-front product and technology license fees is recognized in accordance with Staff Accounting Bulletin 104 issued by the SEC and EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables” issued by the FASB. Accordingly, amounts received under multiple-element arrangements requiring ongoing services or performance by the Company are recognized over the period of such services or performance.

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

Marketable securities consisted of the following (in thousands):

	December 31,
	2006			2005
	Amortized	Market	Unrealized	Amortized	Market	Unrealized
	Cost	Value	Gain (Loss)	Cost	Value	Loss
Obligations of U.S. Government Agencies	$—	$—	$—	$7,614	$7,554	$(60)
U.S. corporate-debt securities	1,047	1,031	(16)	7,236	7,168	(68)
U.S. Treasury Securities	2,001	2,010	9	3,982	3,964	(18)
	$3,048	$3,041	$(7)	$18,832	$18,686	$(146)

2.   Significant Accounting Policies (Continued)

Available-for-sale marketable securities by contractual maturity at December 31, 2006 were as follows (in thousands):

Due within one year	$3,041
Due after one year through five years	—
$3,041

Accounts Receivable

As of December 31, 2006, included in accounts receivable was $5.0 million due from Wyeth in connection with the Wyeth Agreement. The Company collected this receivable in January 2007.

Property and Equipment

Property and equipment, which consists of laboratory equipment, computers and software, furniture, fixtures and other equipment, is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Assets under capital leases are amortized over their estimated useful life or the applicable lease period, whichever period is shorter. The Company amortizes leasehold improvements over the shorter of their estimated useful lives or the remaining term of the related lease. Repair and maintenance costs are charged to expense as incurred.

Warrant Liability

The Company follows EITF No. 00-19 which provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. Under EITF 00-19, to qualify as permanent equity, the equity derivative must permit the Company to settle in unregistered shares. Under securities law, if the warrants were issued in connection with a public offering and have a cash settlement feature at the holder’s option, a company does not have the ability to settle in unregistered shares. Therefore, the warrants cannot be classified as permanent equity and are instead classified as a liability. The warrants that the Company issued as part of its equity financing in October 2006 meet this criteria, and have been recorded as a liability in the accompanying balance sheets.

The Company records its warrant liabilities at fair value using a Black-Scholes option-pricing model and remeasures at each reporting date until the warrants are exercised or have expired. Changes in the fair value of the warrants are reported in the statements of operations as income or expense. The fair value of the warrants is subject to significant fluctuation based on changes in the Companys stock price, expected volatility, expected life, the risk-free interest rate and dividend yield. During the year ended December 31, 2006, the fair value of the warrant liability decreased and as such, approximately $89 thousand was recorded as  income.

Research and Development Expense

Research and development expense consists of intellectual property in-licensing costs, labor, materials, contracted services, and allocated facility costs that are incurred in connection with internally funded and partnered drug discovery and development programs. All research and development costs are charged to operations as incurred.

2.   Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets

The Company reviews the recoverability of the carrying value of long-lived assets, primarily property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

Should indicators of impairment exist, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of an asset is adjusted to fair value if its expected future undiscounted cash flow is less than its book value. The Company identified no such impairment losses during the years ended December 31, 2006, 2005 and 2004, respectively.

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

Concentrations of Risk

See Note 3 to the Financial Statements regarding Concentrations of Risk as they relate to our significant collaborations.

Net Loss Per Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (SFAS 128). Under the provisions of SFAS 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

Shares outstanding for the periods prior to the distribution are calculated based on the 12,181,471 shares distributed in the spin-off, adjusted for unvested restricted shares (see notes 1 and 5). The Company has a net loss for the periods presented; accordingly, the inclusion of common stock equivalents for outstanding stock options would be anti-dilutive and, therefore, the weighted average shares used to calculate both basic and diluted earnings per share are the same.

2.   Significant Accounting Policies (Continued)

The following table sets forth the computation of basic and diluted net loss per share as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005	2004
Numerator:
Net loss	$(27,764)	$(17,138)	$(17,420)
Denominator:
Weighted average shares outstanding and denominator for basic and diluted earnings per share	16,448,030	13,513,582	12,212,289
Net loss per share:
Basic and diluted	$(1.69)	$(1.27)	$(1.43)

Dilutive common stock equivalents would include the dilutive effects of common stock options, warrants for common stock equivalents, and restricted stock that has not yet fully vested. Potentially dilutive common stock equivalents totaled approximately 3,653,000, 3,381,000 and  2,884,000 shares for the years ended December 31, 2006, 2005 and 2004, respectively.

Share-Based Compensation

Prior to January 1, 2006 and as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company elected to follow APB 25 and related interpretations in accounting for its employee stock option plans. Under APB 25, the Company did not recognize share-based compensation expense at the time of option grant because the exercise price of the stock option equaled the fair market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. This statement is a revision to SFAS 123, supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.”  Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with provisions of SFAS 123R. Results for prior periods have not been restated.

The fair value of these equity awards was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 2006, 2005, and 2004, respectively:

	2006	2005	2004
Dividend yield	0%	0%	0%
Expected volatility	80.00-90.00%	75.00-85.24%	85.24%
Risk-free interest rate	4.60-5.06%	3.86-4.33%	3.93%
Expected life (years)	6.3	5.0-5.8	5.8
Forfeiture Rate	5.24-6.93%	n/a	n/a

2.   Significant Accounting Policies (Continued)

As a result of adopting SFAS 123R, the Company’s net loss and basic and diluted loss per share for the year ended December 31, 2006 were $1.8 million and $0.11 per share respectively, higher than if the Company had continued to account for its share-based compensation under APB 25. This amount includes a charge of approximately $0.1 million related to the accelerated vesting of certain stock options of one of the Company’s former executives. As of December 31, 2006, there was approximately $2.8 million of unrecognized compensation costs, net of estimated forfeitures, related to share-based payments which are expected to be recognized over a weighted average period of 2.5 years. The cash proceeds from options exercised during the years ended December 31, 2006 and 2005 were $1.3 million and $0.1 million, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was approximately $497 thousand, $155 thousand and $197 thousand, respectively. In addition to the expense incurred related to stock option grants, during the year ended December 31, 2006 the Company also incurred share-based compensation costs of approximately $68 thousand relating to the vesting of restricted stock awards, and $258 thousand relating to stock options granted to consultants.

The following table illustrates the effect on operating results and per share information had the Company accounted for its share-based compensation in accordance with SFAS 123R for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	Years Ended December 31,
	2005	2004
Net loss:
As reported	$(17,138)	$(17,420)
Add: Stock-based employee compensation expense included in reported net loss	345	87
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,316)	(2,169)
Pro forma	$(20,109)	$(19,502)
Basic and diluted net loss per common share:
As reported	$(1.27)	$(1.43)
Pro forma	$(1.49)	$(1.60)

New Accounting Pronouncements

Accounting for Uncertain Tax Positions

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Tax Positions—an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 applies to all open tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” and is intended to result in increased relevance and comparability in financial reporting of income taxes and to provide more information about the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our financial position and results of operations.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of SFAS No. 157 on our financial position and results of operations.

3.   Significant Collaborations

Collaboration and License Agreement with Cephalon

In May 2006, the Company entered into a Collaboration and License Agreement (the Cephalon Agreement) with Cephalon providing for the formation of a new drug discovery, development and commercialization alliance. Under the Cephalon Agreement, the Company received an up-front, non-refundable payment of $15.0 million in June 2006 to support the Company’s research efforts.

As part of and during the initial phase of the alliance, Cephalon will be responsible for identifying hit and lead compounds. The Company and Cephalon will then work collaboratively to advance the lead compounds to clinical candidates. The Company is principally responsible for medicinal chemistry research and Cephalon provides biology support, including preclinical disease models, as required by the Cephalon Agreement. The Company has agreed that it will not screen its compound library for other collaborators, or for its own account, against any target it works on under the Cephalon Agreement for a specified period.

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

As stated above, under the Cephalon Agreement, the Company received a non-refundable payment of $15.0 million and is principally responsible for performing medicinal chemistry research. The revenue for this research is recognized on a proportional performance basis, which is expected to approximate straight-line recognition of revenue over the initial three year term of the alliance. The Company may receive milestone payments, which would be recognized as revenue when the milestones are achieved. Included in deferred revenue at December 31, 2006 was approximately $12.1 million related to the Cephalon Agreement, of which $7.1 million was classified in deferred revenue, long-term. For the year ended December 31, 2006, the Company recognized 17% of its net revenue under the Cephalon Agreement.

The Company and Cephalon each have the right to terminate the Cephalon Agreement under certain specified circumstances at any time during the term of the Cephalon Agreement. In addition, Cephalon has the right to terminate the Cephalon Agreement in its sole discretion, upon ninety days written notice to the Company, during the initial three-year phase of the alliance, which phase may be extended by agreement of the parties. No such termination shall require the Company to refund to Cephalon any or all of the above research and development funding

One of the Company’s directors currently serves as the Chairman and Chief Executive Officer of Cephalon.

Product Development and Commercialization Agreement with GSK

In March 2006, the Company and GSK entered into a product development and commercialization agreement. Under the terms of the GSK Agreement, the Company may receive up to $15.0 million in cash payments from GSK related to the initial discovery activities to be conducted by the Company, including $5.0 million that the Company received in April 2006. Up to the remaining $10.0 million will be payable to the Company upon its fulfillment of certain conditions related to the initial discovery activities to be conducted by the Company. The Company’s role in the alliance is to (i) identify and (ii) advance molecules

3.   Significant Collaborations (Continued)

in chosen therapeutic programs to development stage and (iii) subject to certain provisions in the GSK Agreement, further develop the candidates to clinical “proof of concept” (a demonstration of efficacy in humans). In addition to the cash payments above, the Company is entitled to receive success-based milestone payments, starting in preclinical research, from GSK for each drug development program pursued under the alliance and the potential for double-digit royalties upon the successful commercialization by GSK of any product resulting therefrom. The Company has agreed that it will not screen its compound library for other collaborators, or for its own account, against any target it screens under the GSK Agreement for a specified period.

The GSK Agreement provides that GSK will have an exclusive option, exercisable at defined points during the development process for each program (up to the point of clinical proof of concept), to license that program. Upon licensing a program, GSK is obligated to conduct preclinical development and/or clinical trials and commercialize pharmaceutical products resulting from such licensed programs on a worldwide basis (the GSK License Obligations). If GSK does not exercise its option to license a program, the Company will retain all rights to that program and may continue to develop the program and commercialize any products resulting from the program, or it may elect to cease progressing the program and/or seek other partners for the further development and commercialization. In addition, the Company will retain rights to each program for which GSK has not fulfilled its GSK License Obligations. In the event that GSK does not exercise its option to license a program and the Company continues to develop the program and commercializes any products resulting from the program, the Company will be obligated to pay GSK success-based milestone payments and royalties upon successful commercialization, if any.

In April 2006, the Company received $5.0 million in connection with the execution of the GSK Agreement. The Company recorded deferred revenue associated with the payment, net of the fair value of the warrants described below, of approximately $4.5 million. As of December 31, 2006, approximately $0.8 million was classified in deferred revenue, current portion and approximately $3.4 million was classified in deferred revenue, long-term. The Company will recognize revenue on a proportional performance basis as it performs the required discovery activities in an amount from time to time less than or equal to the non-refundable portion of payments received in connection with the GSK Agreement. For the year ended December 31, 2006, the Company recognized revenue of approximately $319 thousand under the GSK Agreement.

In connection with the GSK Agreement, the Company issued two warrants to GSK for the purchase of up to an aggregate of 176,367 shares of its common stock at an exercise price of $5.67 per share, which was a 25% premium over the trailing 30-day closing price average preceding March 24, 2006. The warrants are exercisable at any time before the earlier to occur of (i) March 24, 2011 and (ii) the effective date of certain types of terminations of the GSK Agreement. These warrants were issued in a transaction not involving a public offering under Section 4(2) of the Securities Act of 1933, as amended. The fair value of the warrants has been determined to be $505 thousand. This amount was calculated using the Black-Scholes option-pricing model with the following assumptions: 80% volatility; expected term of 5 years; 4.66% risk-free rate; and 0% dividend.

The Company and GSK each have the right to terminate the GSK Agreement in its sole discretion under certain specified circumstances at any time during the term of the GSK Agreement. In addition, the Company and GSK each have the right to terminate the GSK Agreement under other circumstances that are customary in these types of agreements. If the Company exercises its discretionary termination right at any time during the first five years of the term, under certain circumstances, it could be required to refund to GSK a portion of the up to $15.0 million related to initial discovery activities to be conducted by the Company referred to above. The amount of any such refund will be calculated based upon when during the term of the GSK Agreement that termination occurs. However, there are no instances where the deferred

3.   Significant Collaborations (Continued)

revenue would be amortized below the amount that could be potentially refundable pursuant to the terms of the GSK Agreement. Further, should GSK exercise its discretionary termination rights, there are no provisions in the GSK Agreement that would require the Company to refund payments received relating to its performance of initial discovery activities under the GSK Agreement.

Collaboration and License Agreement with Organon

Organon accounted for 32% of our net revenue in each of the years ended December 31, 2006 and 2005, and 23% of net revenue in the year ended December 31, 2004. Under the 2002 Collaboration, the Company received quarterly research funding to conduct its drug discovery activities to identify and optimize new drug candidates for multiple therapeutic targets provided by Organon. The Company has received all of its research funding under the 2002 Collaboration, the research term of which expired in February 2007. Research funding from the 2002 Collaboration was recognized as revenue on a proportional performance basis, which approximated straight-line recognition over the term of the agreement. For funding received in advance of the Company’s performance of research and development activities, the Company recorded deferred revenue. Included in deferred revenue at December 31, 2006 and 2005 was approximately $0.5 million and $2.2 million, respectively, relating to this collaboration. Milestone payments were recognized as revenue when the milestones were achieved.

In February 2007, the Company entered into a collaboration and license agreement (the Organon Agreement) with Organon, providing for the formation of a new alliance to discover, develop and commercialize therapeutic products across a broad range of therapeutic indications. The new alliance builds on the companies’ past collaborations, including the collaboration that the Company and Organon entered into in 2002 and were performing under prior to the execution of the Organon Agreement.

The Organon Agreement provides that Pharmacopeia will receive an up-front payment of $15 million and up to an additional $20 million in research funding over the five-year term of the research portion of the alliance. The Organon Agreement also provides that the Company waives its rights to receive further compensation (e.g. future milestone and royalty payments) with respect to programs resulting from lead series identified by the Company and delivered to Organon under the 2002 Collaboration and certain other programs from earlier agreements.

The Organon Agreement provides Pharmacopeia the option to purchase the right to co-develop and co-commercialize therapeutic candidates discovered through the alliance. For therapeutic candidates the Company does not elect to co-develop and co-commercialize, Organon will retain exclusive development and commercialization rights, and the Company will receive milestone payments as a result of Organon’s successful advancement, if any, of each candidate through clinical development, and up to double-digit royalties based on commercialization of any resulting pharmaceutical products.

Each of Pharmacopeia and Organon has the right to terminate the Organon Agreement under certain specified circumstances at any time during the term of the Organon Agreement.  In addition, the Company and Organon each has the right to terminate the Organon Agreement under other circumstances that are customary in these types of agreements. Each party has the right, upon six months prior written notice provided to the other party at any time beginning two and one-half years after February 8, 2007, to terminate the research portion of the alliance and/or the Organon Agreement. Such a termination of the research portion of the alliance by Organon would not apply to Organon’s obligations with respect to any program developed by the alliance that Organon is advancing or to therapeutic candidates with respect to which the Company has previously exercised its option to purchase the right to co-develop and co-commercialize.

3.   Significant Collaborations (Continued)

Should Organon exercise its discretionary termination rights, there are no provisions in the Organon Agreement that would require the Company to refund payments received under the Organon Agreement. If Pharmacopeia exercises its discretionary termination right, under certain circumstances, it could be subject to a termination fee of $5.0 million. Whether or not the Company is subject to the termination fee is based upon when during the term of the Organon Agreement the Company’s discretionary termination right is exercised. There will, however, be no instances where the deferred revenue associated with the Organon Agreement would be amortized below $5.0 million until such time as the Company is no longer subject to the termination fee.

Research and License Agreement with Wyeth

In December 2006, Pharmacopeia entered into a research and license agreement (the Wyeth Agreement) with Wyeth, acting through its Wyeth Pharmaceuticals Division, providing for the formation of a new alliance based on the Company’s JAK3 kinase inhibitor program. The alliance’s goal is to research, develop and commercialize therapeutic products for the treatment of certain immunological conditions in humans.

The companies each have certain exclusive rights to develop and commercialize products resulting from the JAK3 program and the alliance. Pharmacopeia retains the right to develop and commercialize therapeutic products for the treatment of dermatological and ocular diseases for topical administration and Wyeth has the right to develop therapeutic products for all other indications and routes of delivery. Under the terms of the Wyeth Agreement, in addition to an up-front $5.0 million cash payment that the Company received in January 2007, the Company may also receive, over the next three years, up to $9 million in research funding. In addition, the Company may receive up to $175 million for Wyeth’s achievement of development, regulatory and commercialization milestones, as well as double-digit royalties on the net sales of any products commercialized by Wyeth under the alliance. Each company is responsible for all development, regulatory, manufacturing and commercialization activities for the products it develops and commercializes in its field.

Each of Pharmacopeia and Wyeth has the right to terminate the Wyeth Agreement under certain specified circumstances at any time during the term of the Wyeth Agreement. In addition, Wyeth has the right, upon six months’ prior written notice provided to the Company at any time after December 22, 2007, to terminate the research collaboration and/or the Wyeth Agreement in its entirety or in part. Such right to termination would not apply to Wyeth’s obligations with respect to any program developed by the collaboration and licensed by Wyeth. No termination will require the Company to refund to Wyeth any or all of the above cash payments.

As of December 31, 2006, the Company had recorded in accounts receivable, the $5.0 million up-front payment it was owed 30 days from the effective date of the agreement, December 22, 2006. The Company received this $5.0 million payment in January 2007. The revenue for this research is expected to be recognized on a proportional performance basis, which is expected to approximate straight-line recognition of revenue over the initial three year term of the alliance. Included in deferred revenue at December 31, 2006 was $5.0 million related to the Wyeth Agreement, of which $3.3 million was classified in deferred revenue, long-term. The Company may receive milestone payments upon the successful achievement, if any, of preclinical and clinical milestones. These milestone payments will be recognized as revenue when the milestones are achieved. Upon successful commercialization of any product resulting from this relationship, the Company will be entitled to receive royalties on sales of that product. For the year ended December 31, 2006, the Company did not recognize any revenue under the Wyeth Agreement.

3.   Significant Collaborations (Continued)

Collaboration and License Agreements with Schering-Plough

For the years ended December 31, 2006, 2005 and 2004 the Company’s research collaborations with Schering-Plough accounted for 39%, 48% and 58%, respectively, of revenue. Research funding from the Schering-Plough agreements is recognized as revenue as services are performed. Milestone payments are recognized as revenue when the milestones are achieved. For funding received in advance of the Company’s performance of research and development activities, the Company records deferred revenue. Included in deferred revenue at December 31, 2006 was approximately $62 thousand relating to these collaborations. There was no deferred revenue recorded relating to these collaborations at December 31, 2005. The Company’s collaborations with Schering-Plough have been extended, and the Company expects to receive funding and record revenue from these collaborations through early April 2007, at which time the Company expects its research activities under the collaborations to cease. The Company will continue to be entitled to payments resulting from the successful achievement by Schering-Plough, if any, of preclinical and clinical milestones as well as royalty payments from sales, if any, of products resulting from compounds already delivered by the Company and accepted by Schering-Plough under the collaborations.

Other Items

No other collaborator accounted for more than 10% of total revenue in the years ended December 31, 2006, 2005 and 2004.

4.   License Agreement with Bristol-Myers Squibb

In March 2006, the Company and BMS entered into an exclusive licensing agreement providing the Company worldwide development and commercialization rights to certain compounds discovered by BMS that possess Dual-Acting angiotensin and endothelin Receptor Antagonist (DARA) activity. Under the agreement, the Company acquired exclusive rights to lead and backup DARA development candidates under the BMS patents claiming these compounds. During 2006 the Company conducted preclinical development studies with PS433540, a compound from the DARA program, and in December 2006 submitted an IND application with the FDA. In February 2007, the Company initiated a Phase 1 clinical trial for PS433540. The Company will pay BMS milestone payments upon the achievement of successive clinical and regulatory events in the United States and certain other jurisdictions, and royalties on sales of products, if any, resulting from the DARA program. In connection with the initation of a Phase 1 clinical trial the Company is required to pay BMS $1.0 million.

Under the terms of the agreement, in lieu of an up-front cash payment, the Company is providing BMS a set of compound libraries, over a period of approximately three years following the execution of the agreement. In the event the Company fails to deliver the aforementioned libraries to BMS, the Company would be required to make cash payments to BMS on a pro rata basis of up to $2.0 million.

The Company accounted for this transaction in accordance with Accounting Principle Board Opinion 29, “Accounting for Nonmonetary Transactions” as amended by Statement of Financial Accounting Standard (SFAS) No. 153 “Exchanges of Nonmonetary Assets.” The Company estimates that the fair value of the compound library services to be provided to BMS is approximately $2.0 million. As such, and in accordance with SFAS No. 2 “Accounting for Research and Development Costs,” the Company recorded a non-cash charge of $2.0 million to proprietary research and development expense during the year ended December 31, 2006 and recorded a liability for the estimated fair value of the compound library services, of which $0.9 million is classified in accrued liabilities and $1.1 million is classified in other liabilities, long-term as of December 31, 2006.

5.   Spin-off of Pharmacopeia Drug Discovery, Inc.

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

In 2004, the Company used approximately $500 thousand of the Services Fund to acquire a financial software system appropriate for its business. In 2005, the Company used approximately $29 thousand of the Services Fund to update its corporate website. The remaining balance under the Services Fund was returned to Accelrys in 2005. Under the transition services agreement, these services were performed at no cost to either Accelrys or the Company.

In addition, Accelrys made aggregate capital contributions of $17 thousand and $733 thousand during the years ended December 31, 2005 and 2004, respectively. These contributions related to costs, expenses and fees associated with the Company’s consolidation of its facilities.

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

5.   Spin-off of Pharmacopeia Drug Discovery, Inc. (Continued)

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

5.   Spin-off of Pharmacopeia Drug Discovery, Inc. (Continued)

Under the patent and software license agreement, Accelrys granted Pharmacopeia a worldwide, paid-up, royalty-free, irrevocable, nontransferable and nonexclusive license to use certain software products for the sole purpose of processing the work of Pharmacopeia’s business. The license is in effect until April 30, 2007, unless earlier terminated by either party or Accelrys under certain limited circumstances or extended by mutual written agreement by the Company and Accelrys. Pharmacopeia currently has other license arrangements in place that serve the same software functionality covered by the license from Accelrys.

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

6.   Related Party Transactions

A member of Pharmacopeia’s board of directors currently serves as the Chairman and Chief Executive Officer of Cephalon. In connection with the Cephalon Agreement, in June 2006, the Company received an up-front non-refundable $15.0 million payment to support the Company’s research efforts. During the year ended December 31, 2006, the Company recognized revenue of approximately $2.9 million relating to this alliance. The alliance with Cephalon began in 2006 and thus, there was no revenue recognized in the years ended December 31, 2005 and 2004.

A member of Pharmacopeia’s Board of Directors is also a partner in an outside law firm that provides legal services to Pharmacopeia. For the years ended December 31, 2006, 2005, and 2004 Pharmacopeia expended a total of $373 thousand, $324 thousand, and $206 thousand, respectively, in fees related to services provided by such firm.

A member of Pharmacopeia’s Board of Directors also serves as Chair of Pharmacopeia’s Scientific Advisory Board. For the years ended December 31, 2006, 2005, and 2004, Pharmacopeia expended a total of $36 thousand, $36 thousand, and $44 thousand, respectively, in fees related to his services as Chair.

The Company’s Chairman is also Chairman of the Board of Directors of a collaborator. For the years ended December 31, 2005 and 2004 the Company recorded revenue of $1.0 million and $1.1 million for collaborative research and development provided to that collaborator. For the year ended December 31, 2006, there was no revenue recognized from this collaborator.

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

7.   Composition of Certain Financial Captions

Property and equipment consist of the following (in thousands):

	December 31,
	2006	2005
Laboratory equipment	$14,968	$13,726
Furniture, fixtures and equipment	1,910	1,905
Computers and software	4,559	4,276
Leasehold improvements	11,782	11,664
Construction-in-progress	1,245	303
	34,464	31,874
Accumulated depreciation and amortization	23,177	21,326
Property and equipment, net	$11,287	$10,548

Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was $1.9 million, $2.2 million and $1.9 million, respectively.

Accrued liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Payroll and other compensation	$2,065	$1,926
BMS Compund Library Development, current portion	889	$—
Severance	—	595
Royalties	—	143
Columbia reserve	—	500
Other	392	186
Accrued liabilities	$3,346	$3,350

8.   Income Taxes

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

8.   Income Taxes (Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$19,974	$15,301
Deferred revenue	5,525	$—
Accruals and reserves	1,224	951
Share-based compensation	627	—
Gross deferred tax asset	27,350	16,252
Deferred tax liability:
Fixed assets	1,510	1,116
Net asset before valuation allowance	25,840	15,136
Valuation allowance	(25,840)	(15,136)
Net deferred tax asset	$—	$—

As of December 31, 2006, the Company had U.S. federal net operating loss carryforwards of approximately $51.9 million. The U.S. federal net operating losses begin to expire in 2022, if not fully utilized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss. For the years ended December 31, 2005 and 2004, $54 thousand and $188 thousand, respectively, of net operating losses related to stock option deductions, which will result in an increase to paid-in capital and a decrease in income taxes payable at such time the tax benefit is realized. There were no such deductions for stock options for the year ended December 31, 2006. A valuation allowance has been established for the net deferred tax assets due to the Company’s lack of earnings history.

The benefit from income taxes consists of the following (in thousands):

	Years ended December 31,
	2006	2004	2003
Current:
State	$(478)	$(234)	$(110)
Total	$(478)	$(234)	$(110)

The benefit from state income taxes for the years ended December 31, 2006, 2005 and 2004 represent the sale by the Company of its 2004, 2003 and 2002 state net operating losses, from which the Company realized $532 thousand, $267 thousand and $155 thousand, respectively, offset by amounts due for state alternative minimum taxes.

The following reconciles income taxes computed at the US statutory federal tax rate to the Company’s benefit from income taxes from continuing operations (in thousands):

	Years ended December 31,
	2006	2005	2004
Tax benefit at U.S. statutory rate	$(9,633)	$(5,906)	$(5,960)
State income benefit, net of Federal income tax benefit	(1,566)	(1,097)	(883)
Change in valuation allowance	10,704	6,510	6,177
Other	17	259	556
Benefit from income taxes	$(478)	$(234)	$(110)

9.   Sale of Securities

In October 2006, the Company sold approximately 5.8 million shares of the Company’s common stock at a purchase price per share of $4.28. The Company also agreed to sell warrants to purchase approximately 1.45 million shares of its common stock at a purchase price of $0.125 per warrant, with an exercise price of $5.14 per share. The warrants are exercisable from April 19, 2007 through April 19, 2012. The aggregate gross proceeds of the transaction were approximately $25.0 million. On October 18, 2006, the Company received proceeds of approximately $23.0 million from the transaction, net of certain transaction costs. The shares and warrants were offered through a prospectus supplement pursuant to the Company’s effective shelf registration statement on Form S-3.

Under EITF 00-19, to qualify as permanent equity, an equity derivative must permit the issuer to settle in unregistered shares. Under securities law, if the warrants were issued in connection with a public offering and have a cash settlement feature at the holder’s option, a company does not have the ability to settle in unregistered shares. Therefore, the warrants cannot be classified as permanent equity and are instead classified as a liability. The warrants that the Company issued as part of our equity financing in October 2006 meet this criteria, and have been recorded as a liability in the accompanying balance sheet. The fair value of the warrants was determined as of October 18, 2006 and the Company recorded a liability relating to the issuance of the warrants of approximately $4.5 million. Equity derivatives not qualifying for permanent equity accounting are recorded at fair value on the measurement date, and are remeasured at each reporting date until the warrants are exercised or have expired. Changes in the fair value of the warrants are reported in the statement of operations as income or expense. At December 31, 2006, the fair value of the warrants decreased to approximately $4.4 million. As a result of this decrease, the Company recorded approximately $0.1 million in income in the statement of operations for the year ended December 31, 2006.

The fair value of the warrants were calculated using the Black-Scholes option-pricing model with the following assumptions at the respective measurement dates:

	October 18,	December 31,
	2006	2006
Dividend yield	0%	0%
Expected volatility	90.00%	90.00%
Risk-free interest rate	4.75%	4.70%
Expected life (years)	5.5	5.3
Stock Price	$4.28	$4.26
Exercise Price	$5.14	$5.14

10.   Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the issuance of up to 2,500,000 shares of preferred stock, $0.01 par value, per share. As of December 31, 2006 and 2005, no shares of preferred stock were outstanding.

The Company’s amended and restated certificate of incorporation provides that its board of directors may by resolution establish one or more classes or series of preferred stock having the number of shares and relative voting rights, designation, dividend rates, liquidation, and other rights, preferences, and limitations as may be fixed by them without further stockholder approval. The holders of the Company’s preferred stock may be entitled to preferences over common stockholders with respect to dividends, liquidation, dissolution or the Company winding up in such amounts as are established by the Company’s board of directors resolutions issuing such shares.

10.   Preferred Stock (Continued)

The Company’s board of directors adopted a stockholder rights plan (the rights plan) in April 2004. Under the rights plan, preferred stock purchase rights (each a “right’) were distributed as a dividend at the rate of one right for each share of common stock outstanding as of the close of business on April 6, 2004 and automatically attach to shares issued thereafter. Each right entitles the holder to purchase one ten-thousandth of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $75.00 per right. In general, the rights will be exercisable if a person or group (Acquiring Person) becomes the beneficial owner of 15% or more of the Company’s outstanding common stock or announces a tender offer for 15% or more of the Company’s common stock. When the rights become exercisable, a holder, other than the Acquiring Person, will have the right to receive upon exercise common stock having a value equal to two times the exercise price of the right. The Company’s board of directors will in general be entitled to redeem the rights for $0.0001 per right at any time prior to the occurrence of the stock acquisition events described above. If not redeemed, the rights will expire on April 5, 2014.

11.   Stock Plans

Pharmacopeia had two Stock Plans, the 2004 Stock Incentive Plan (the Plan), which was approved by the Company’s Board of Directors on April 6, 2004, and the 2004 Employee Stock Purchase Plan (ESPP), which was approved by the Company’s Board of Directors on May 1, 2004. Effective May 31, 2005 the Company terminated the ESPP.

In accordance with the Plan, Pharmacopeia may grant up to an aggregate of 2,400,000 shares of stock options, restricted stock, common stock, performance awards, deferred stock units and stock appreciation rights to officers, directors, employees, sales representatives and consultants of Pharmacopeia. Under the Plan no more than 500,000 shares of Incentive Stock Options and 400,000 shares of stock awards and performance shares may be granted. The term of each incentive and non-qualified stock option is ten years. Vesting generally occurs over a period of not greater than five years. As of December 31, 2006, there were approximately 1,409,000 shares reserved underlying options granted under the Plan and approximately 991,000 shares available for future grants under the Plan.

Prior to the spin-off, the Company adopted the following Accelrys stock option plans: the 1994 Incentive Stock Plan, the 1995 Director’s Option Plan, and the 2000 Stock Option Plan under which grants of options and restricted stock had been made to Pharmacopeia employees. Generally, all outstanding options to purchase Accelrys common stock under these Accelrys Stock Option Plans were converted to options to purchase Pharmacopeia stock, in order to maintain the then existing intrinsic value and maintain the ratio of the then existing exercise price per share to the market value per share in accordance with applicable accounting standards. As of December 31, 2006, there were approximately 2,261,000 shares reserved underlying options made under these plans. No additional options may be granted to Pharmacopeia employees from these plans. As of December 31, 2006, there were approximately 4,000 shares of restricted stock outstanding from these plans.

11.   Stock Plans (Continued)

A summary of the stock option activity and weighted average exercise prices follows (in thousands, except per share amounts):

	Years ended December 31,
	2006		2005		2004
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year:	4,280	$6.83	3,933	$7.10	3,617	$6.84
Granted	603	$4.86	568	$4.89	737	$7.18
Exercised	(394)	$3.24	(51)	$2.26	(86)	$3.27
Expired	(819)	$7.89	(170)	$8.22	(335)	$5.48
Outstanding at end of year:	3,670	$6.66	4,280	$6.83	3,933	$7.10
Exercisable at end of year	2,678		3,247		2,524
Weighted average fair value of options granted during the year		$3.63		$3.53		$5.22

A summary of stock options outstanding and exercisable as of December 31, 2006 follows (in thousands, except per share amounts):

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00-$5.00	1,478	6.07	$4.14	971	$3.97
$5.01-$10.00	1,841	6.05	$6.36	1,356	$6.49
$10.01-$15.00	46	3.87	$12.58	46	$12.60
$15.01-$20.00	305	3.52	$19.74	305	$19.74
	3,670	5.82	$6.66	2,678	$7.19
Aggregate Intrinsic Value	$438			$379

As of December 31, 2006, there were approximately 3,553,000 options outstanding, net of estimated forfeitures, that had vested or are expected to vest. The weighted-average exercise price of these options was $6.71 per option; the weighted-average remaining contractual life of these options was 5.73 years; and the aggregate intrinsic value of these options was approximately $431 thousand.

12.   Deferred Compensation and Retirement Savings Plans

The Company maintained a deferred compensation plan for certain officers and members of the Board of Directors. Effective December 31, 2004, participation in the deferred compensation plan was frozen and no further contributions may be made into the plan. The balance of the assets in the plan totaled approximately $2.0 million and $1.9 million as of December 31, 2006 and 2005.

The Company has an employee savings and retirement plan (the 401(k) Plan) that is intended to be a tax-qualified plan covering substantially all employees. Under the terms of the 401(k) Plan, employees may elect to contribute up to 20% of their compensation, or the statutory prescribed limit, if less. The Company may, at its discretion, match employee contributions up to a maximum of 3% of the employee’s

12.   Deferred Compensation and Retirement Savings Plans (Continued)

compensation, subject to certain plan limits. Employer contributions, made up entirely of Company common stock, totaled $405 thousand, $390 thousand and $230 thousand for the years ended December 31, 2006, 2005 and 2004, respectively.

13.   Commitments and Contingencies

Operating Leases

The Company has several operating leases or sub-leases for office and laboratory space, which expire at various dates through 2016. The leases for the Company’s facilities in New Jersey provide generally for scheduled rent increases, options to extend the leases with certain changes to the terms of the lease agreement, and refurbishment allowances. Rent and Common Area Maintenance expense under operating leases for 2006, 2005, and 2004 was approximately $2.1 million, $2.1 million and $2.3 million, respectively.

Future minimum lease commitments at December 31, 2006 are as follows (in thousands):

Total
2007	2,035
2008	2,035
2009	2,035
2010	2,035
2011	2,035
Thereafter	9,233
$19,408

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

Under the Agreement, the Company has an exclusive license for technology used in its proprietary combinatorial chemistry encoding technology, Encoded Combinatorial Libraries on Polymeric Support, or ECLiPS®. The Agreement obligates the Company to pay a minimum annual license fee of $100 thousand to Columbia and Cold Spring. In 2006, 2005, and 2004 the Company incurred related royalties and license fees totaling $0.1 million, $0.1 million, and $0.3 million, respectively. The term of the Agreement is the later of (i)  July 16, 2013 or (ii) the expiration of the last patent relating to the technology, at which time the Company will have a fully paid license to the technology. The license granted to the Company under the Agreement can be terminated by Columbia and Cold Spring (i) upon 30 days written notice to the Company if the Company materially breaches the Agreement and the Company fails to cure such material breach in accordance with the Agreement or (ii) if the Company commits any act of bankruptcy, becomes

13.   Commitments and Contingencies (Continued)

insolvent, files a petition under any bankruptcy or insolvency act or has any such petition filed against it that is not dismissed within 60 days. The Company is obligated to pay royalties to Columbia and Cold Spring based upon net sales of pharmaceutical products the Company develops as well as a percentage of all other revenue the Company recognizes from collaborators in cases in which the Company has utilized the technology licensed from Columbia and Cold Spring.

Product Development and Commercialization Agreement with GSK

As described in Note 3 to the Financial Statements, the Company and GSK each have the right to terminate the GSK Agreement in its sole discretion under certain specified circumstances at any time during the term of the GSK Agreement. In addition, the Company and GSK each have the right to terminate the GSK Agreement under circumstances that are customary in these types of agreements. If the Company exercises its discretionary termination right at any time during the first five years of the term, under certain circumstances, it could be required to refund to GSK a portion of the up to $15.0 million related to initial discovery activities to be conducted by the Company. The amount of any such refund will be calculated based upon when during the term of the GSK Agreement that termination occurs. However, there are no instances where the deferred revenue would be amortized below the amount that could be potentially refundable pursuant to the terms of the GSK Agreement. Further, should GSK exercise its discretionary termination rights, there are no provisions in the GSK Agreement that would require the Company to refund payments received relating to its performance of initial discovery activities under the GSK Agreement.

The Company’s role in the alliance is to (i) identify and (ii) advance molecules in chosen therapeutic programs to development stage and (iii) subject to certain provisions in the GSK Agreement, further develop the candidates to clinical “proof of concept” (a demonstration of efficacy in humans). As of December 31, 2006, the Company had approximately $4.2 million of deferred revenue related to research and development activities that are to be provided to GSK by the Company subsequent to December 31, 2006.

License Agreement with BMS

As described in Note 4 to the Financial Statements, under the terms of the agreement, in lieu of an up-front cash payment, the Company is providing BMS a set of compound libraries, over a period of approximately three years following the execution of the agreement. In the event the Company fails to deliver the aforementioned libraries to BMS, the Company would be required to make cash payments on a pro rata basis of up to $2.0 million.

In addition, the Company will pay BMS milestone payments upon the achievement of successive clinical and regulatory events in the United States and certain other jurisdictions, and royalties on sales of products, if any, resulting from the DARA program. In February 2007, the Company initiated a Phase 1 clinical trial for PS433540 and as such, is required to pay BMS $1.0 million.

Collaboration and License Agreement with Cephalon

As described in Note 3 to the Financial Statements, under the Cephalon Agreement, the Company received an up-front, non-refundable payment of $15.0 million in June 2006 to support the Company’s research efforts. The Company is principally responsible for performing medicinal chemistry research over the alliance term, as required by the Cephalon Agreement. As of December 31, 2006, the Company had approximately $12.1 million of deferred revenue related to research and development activities that are to be provided to Cephalon by the Company subsequent to December 31, 2006.

13.   Commitments and Contingencies (Continued)

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

Contract Research Organizations

In connection with the Company’s Phase 1 clinical trial for PS433540, the Company has made certain commitments under contracts with two Contract Research Organizations (CROs). The total commitments made to these CROs as of December 31, 2006 was approximately $1.8 million, and relate to the manufacturing of material to be used in clinical trials and to consulting services to assist in the design and management of clinical trials.

Equipment Line of Credit

In December 2006, the Company entered into an Equipment Line of Credit with a lender that allows it to finance equipment purchases. The facility has a $5.0 million credit limit, and each draw down is governed by its own promissory note, typically 36 to 48 months. There are no annual commitment fees. The term of the credit facility expires in December 2008. As of December 31, 2006, the Company had no borrowings under this credit facility.

14.   Business Segment and Geographical Information

The Company classifies its business operations in one operating segment. All of the Company’s revenues are generated from this segment. Revenue was derived from collaborators located in the following geographic regions:

	Years ended December 31,
	2006	2005	2004
Customers located in:
United States	45%	39%	41%
Europe	55%	60%	56%
Asia	—	1%	3%

15.   Restructuring and severance obligations

During the year ended December 31, 2005 the Company incurred approximately $1.5 million of expense related to severance payable to two former executives of the Company. These charges consisted of $1.3 million in connection with cash payment obligations to these former executives, as well as a noncash charge of $0.2 million related to the accelerated vesting of their stock compensation. These expenses were classified as Sales, general and administrative expense in the Company’s Statement of Operations. The remaining severance obligation to these individuals was $0.6 million at December 31, 2005. This liability

15.   Restructuring and severance obligations (Continued)

was classified under accrued liabilities in the Company’s Balance Sheet as of December 31, 2005. The Company had no severance obligations as of December 31, 2006.

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

The following table summarizes the activity and balance of the restructuring reserve at December 31, 2006 (dollars in thousands)

	Severance Cost for Involuntary Employee Terminations	Costs to Exit Leased Facility	Total
Restructuring charges	$132	$5,718	$5,850
Utilization of Reserves:
Cash payments	(132)	(1,892)	(2,024)
Write-off Leasehold Improvements	—	(458)	(458)
Balance at December 31, 2004	$—	$3,368	$3,368
Utilization of Reserves:
Cash payments	—	(2,460)	(2,460)
Balance at December 31, 2005	$—	$908	$908
Utilization of Reserves:
Cash payments	—	(820)	(820)
Reserve Adjustment		(88)	(88)
Balance at December 31, 2006	$—	$—	$—

In addition, the Company recorded a charge of $97 thousand in the year ended December 31, 2004 in connection with payment of a deferred compensation bonus.

16.   Subsequent Events

Collaboration and License Agreement with Organon

On February 9, 2007, the Company entered into the Organon Agreement, providing for the formation of a new alliance to discover, develop and commercialize therapeutic products across a broad range of therapeutic indications. The new alliance builds on the companies’ past collaborations, including the collaboration that the Company and Organon entered into in 2002 and were performing under prior to the execution of the Organon Agreement.

The Organon Agreement provides that the Company will receive an up-front payment of $15 million and up to an additional $20 million in research funding over the five-year term of the research portion of the alliance. See Note 3 to the Financial Statements for further discussion of the Organon Agreement.

Initiation of Phase 1 Clinical Trials for PS433540

On February 14, 2007, the Company announced the initiation of a Phase 1 clinical study of PS433540, the Company’s lead internal product candidate. The Company is developing PS433540 as a potential treatment for hypertension and diabetic nephropathy.

16.   Subsequent Events (Continued)

Under the terms of the Company’s agreement with BMS related to the DARA program, the Company is required to pay BMS $1.0 million related to the initiation of the Phase 1 clinical study.

17.   Selected Quarterly Financial Information (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005 (in thousands, except per share amounts):

	2006
	March 31	June 30	September 30	December 31
Net revenue	$4,116	$3,292	$6,257	$3,271
Net loss	(7,683)	(7,178)	(4,712)	(8,191)
Per common share:
Net loss
—Basic	$(0.51)	$(0.47)	$(0.31)	$(0.41)
—Diluted	$(0.51)	$(0.47)	$(0.31)	$(0.41)

	2005
	March 31	June 30	September 30	December 31
Net revenue	$5,691	$5,231	$3,908	$5,573
Net loss	(4,640)	(4,710)	(4,737)	(3,051)
Per common share:
Net loss
—Basic	$(0.38)	$(0.38)	$(0.33)	$(0.20)
—Diluted	$(0.38)	$(0.38)	$(0.33)	$(0.20)

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.        CONTROLS AND PROCEDURES

For the year ended December 31, 2006, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer (our principal financial officer and chief accounting officer), of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that as of December 31, 2006, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, cannot provide assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Additionally, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer determined that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning the Company’s directors and executive officers is incorporated by reference from the Company’s Proxy Statement (the Proxy Statement) related to the Annual Meeting of Stockholders to be held on May 3, 2007.

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

OTHER FORMS OF COMPENSATION
2006 Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	3,670,000	$6.66	991,000
Equity compensation plans not approved by security holders	0	0	0
Total	3,670,000	$6.66	991,000

(1)          Includes approximately 2,261,000 options outstanding from the following Accelrys stock option plans: the 1994 Incentive Stock Plan, the 1995 Director’s Option Plan, and the 2000 Stock Option Plan, under which grants of options had been made to Pharmacopeia employees. Prior to the spin-off our Board of Directors resolved to adopt these Accelrys stock option plans. Generally, any outstanding options to purchase Accelrys common stock under these plans have been converted to maintain the then existing intrinsic value and maintain the ratio of the then existing exercise price per share to the market value per share in accordance with applicable accounting standards. No additional options may be granted to Pharmacopeia employees from these plans. The remaining approximately 1,409,000 shares reflects options outstanding under the Pharmacopeia Drug Discovery 2004 Stock Incentive Plan.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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
1.1

Underwriting Agreement, by and among Pharmacopeia Drug Discovery, Inc., CIBC World Markets Corp. and Merriman Curhan Ford & Co., dated October 13, 2006 (incorporated by reference to Exhibit 1.1 to Pharmacopeia Drug Discovery Inc.’s Report on Form 8-K, filed October 17, 2006).

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

4.2

Form of Warrant to Purchase Common Stock issued in connection with Product Development and Commercialization Agreement among SmithKlineBeecham Corporation, doing business as GlaxoSmithKline, Glaxo Group Limited and Pharmacopeia Drug Discovery, Inc., dated as of March 24, 2006 (incorporated by reference to Exhibit 4.1 to Pharmacopeia Drug Discovery Inc.’s Report on Form 10-Q, filed May 12, 2006).

4.3

Form of Warrant issued in connection with the Underwriting Agreement, by and among Pharmacopeia Drug Discovery, Inc., CIBC World Markets Corp. and Merriman Curhan Ford & Co., dated October 13, 2006 (incorporated by reference to Exhibit 4.1 to Pharmacopeia Drug Discovery Inc.’s Report on Form 8-K, filed October 17, 2006).

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

10.7

Collaboration and License Agreement, dated as of July 9, 2003 and effective August 8, 2003, between Pharmacopeia, Inc. and Schering-Plough Ltd. (incorporated by reference to Exhibit 10.32 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended September 30, 2003).(5)

10.8

Collaboration and License Agreement, dated as of July 9, 2003 and effective August 8, 2003, between Pharmacopeia, Inc. and Schering Corporation (incorporated by reference to Exhibit 10.33 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended September 30, 2003).(5)

10.9

Amendment No. 1, dated July 27, 2006, to the Collaboration and License Agreements, effective as of July 9, 2003, between (i) the Company and Schering Corporation and (ii) the Company and Schering-Plough Ltd. (incorporated by reference to Exhibit 10.1 to Pharmacopeia Drug Discovery Inc.’s Report on Form 8-K, filed August 2, 2006).

10.10

Amendment No. 2, dated September 25, 2006, to the Collaboration and License Agreements, effective as of July 9, 2003 (and as subsequently amended) between (i) the Company and Schering Corporation and (ii) the Company and Schering-Plough Ltd. (incorporated by reference to Exhibit 10.1 to Pharmacopeia Drug Discovery Inc.’s Report on Form 10-Q, filed November 2, 2006).(4)

10.11

Collaboration and License Agreement dated February 25, 2002 between Pharmacopeia, Inc. and N.V. Organon (incorporated by reference to Exhibit 10.28 to Accelrys, Inc.’s Report on Form 10-K for the year ended December 31, 2001).(5)

10.12

Letter Agreement, dated July 13, 2005, between Pharmacopeia Drug Discovery, Inc. and N.V. Organon (incorporated by reference to Exhibit 10.1 to Pharmacopeia Drug Discovery Inc.’s Report on Form 8-K, filed July 18, 2005).

10.13

Lease, dated August 20, 2003, between Pharmacopeia, Inc. and Eastpark at 8A (Building 1000) (incorporated by reference to Exhibit 10.35 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended September 30, 2003).

10.14

Lease, dated August 20, 2003, between Pharmacopeia, Inc. and Eastpark at 8A (Building 3000) (incorporated by reference to Exhibit 10.36 to Accelrys, Inc.’s Report on Form 10-Q for the quarter ended September 30, 2003).

10.15

Product Development and Commercialization Agreement among SmithKlineBeecham Corporation, doing business as GlaxoSmithKline, Glaxo Group Limited and Pharmacopeia Drug Discovery, Inc., dated as of March 24, 2006 (incorporated by reference to Exhibit 10.1 to Pharmacopeia Drug Discovery Inc.’s Report on Form 10-Q, filed May 12, 2006).(4)

10.16

Amendment No. 1, dated August 10, 2006, to the Product Development and Commercialization Agreement among the Company, SmithKlineBeecham Corporation, doing business as GlaxoSmithKline, and Glaxo Group Limited (incorporated by reference to Exhibit 10.2 to Pharmacopeia Drug Discovery Inc.’s Report on Form 10-Q, filed November 2, 2006).(4)

10.17

License Agreement, dated as of March 27, 2006, between Pharmacopeia Drug Discovery, Inc. and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.2 to Pharmacopeia Drug Discovery Inc.’s Report on Form 10-Q, filed May 12, 2006).(4)

10.18

Collaboration and License Agreement between Pharmacopeia Drug Discovery, Inc. and Cephalon, Inc., dated May 18, 2006 (incorporated by reference to Exhibit 10.1 to Pharmacopeia Drug Discovery Inc.’s Report on Form 10-Q, filed August 4, 2006).(4)

10.19

License Agreement, amended and restated as of July 1, 2003, among The Trustees of Columbia University in the City of New York, Cold Spring Harbor Laboratory and Pharmacopeia Drug Discovery, Inc. (incorporated by reference to Exhibit 10.2 to Pharmacopeia Drug Discovery Inc.’s Report on Form 10-Q for the quarter ended June 30, 2005).(4)

10.20

Form of Purchase Agreement dated July 27, 2005 between Pharmacopeia Drug Discovery, Inc. and the Purchasers set forth therein (incorporated by reference to Exhibit 10.1 to Pharmacopeia Drug Discovery Inc.’s Report on Form 8-K, filed August 2, 2005).

10.20

Form of Indemnity Agreement between Pharmacopeia Drug Discovery, Inc. and its directors and executive officers. (incorporated by reference to Exhibit 3.3 to Pharmacopeia Drug Discovery, Inc.’s Registration Statement on Form 10 (Reg. No. 000-50523)).(3)

10.21

Employment Agreement between Pharmacopeia Drug Discovery, Inc. and Leslie Johnston Browne, Ph.D., amended and restated as of February 27, 2006 (incorporated by reference to Exhibit 10.1 to Pharmacopeia Drug Discovery, Inc.’s Report on Form 8-K filed on February 27, 2006.(3)

10.22

Amendment No. 1, dated August 3, 2006, to amended and restated Employment Agreement between Pharmacopeia Drug Discovery, Inc. and Leslie Johnston Browne, Ph.D. (incorporated by reference to Exhibit 10.2 to Pharmacopeia Drug Discovery Inc.’s Report on Form 10-Q, filed August 4, 2006).(3)

10.23

Letter Agreement, dated November 15, 2004, between Pharmacopeia Drug Discovery, Inc. and Stephen C. Costalas (incorporated by reference to Exhibit 10.22 to Pharmacopeia Drug Discovery Inc.’s Report on Form 10-K for the year ended December 31, 2004).(3)

10.24

Severance Agreement, dated December 2, 2004, between Pharmacopeia Drug Discovery, Inc. and Stephen C. Costalas (incorporated by reference to Exhibit 10.23 to Pharmacopeia Drug Discovery Inc.’s Report on Form 10-K for the year ended December 31, 2004).(3)

10.25

Amendment, dated November 3, 2005, to Severance Agreement, dated December 2, 2004 between Pharmacopeia Drug Discovery, Inc. and Stephen C. Costalas (incorporated by reference to Exhibit 10.1 to Pharmacopeia Drug Discovery Inc.’s Report on Form 10-Q for the quarter ended September 30, 2005).(3)

10.26

Amendment No. 2, dated August 3, 2006, to Severance Agreement between Pharmacopeia Drug Discovery, Inc. and Stephen C. Costalas (incorporated by reference to Exhibit 10.3 to Pharmacopeia Drug Discovery Inc.’s Report on Form 10-Q, filed August 4, 2006).(3)

10.27

Letter Agreement, dated January 6, 2005, between Pharmacopeia Drug Discovery, Inc. and David M. Floyd (incorporated by reference to Exhibit 10.24 to Pharmacopeia Drug Discovery Inc.’s Report on Form 10-K for the year ended December 31, 2004).(3)

10.28

Severance Agreement, dated January 7, 2005, between Pharmacopeia Drug Discovery, Inc. and David M. Floyd (incorporated by reference to Exhibit 10.25 to Pharmacopeia Drug Discovery Inc.’s Report on Form 10-K for the year ended December 31, 2004).(3)

10.29

Amendment, dated November 3, 2005, to Severance Agreement, dated January 7, 2005 between Pharmacopeia Drug Discovery, Inc. and David M. Floyd (incorporated by reference to Exhibit 10.3 to Pharmacopeia Drug Discovery Inc.’s Report on Form 10-Q for the quarter ended September 30, 2005).(3)

10.30

Amendment No. 2, dated August 3, 2006, to Severance Agreement between Pharmacopeia Drug Discovery, Inc. and David M. Floyd (incorporated by reference to Exhibit 10.4 to Pharmacopeia Drug Discovery Inc.’s Report on Form 10-Q, filed August 4, 2006).(3)

10.31

Letter Agreement, dated May 4, 2006, between Pharmacopeia Drug Discovery, Inc. and Brian M. Posner (incorporated by reference to Exhibit 10.1 to Pharmacopeia Drug Discovery Inc.’s Report on Form 8-K, filed May 4, 2006).(3)

10.32

Severance Agreement, dated May 4, 2006, between Pharmacopeia Drug Discovery, Inc. and Brian M. Posner (incorporated by reference to Exhibit 10.2 to Pharmacopeia Drug Discovery Inc.’s Report on Form 8-K, filed May 4, 2006).(3)

10.33

Amendment No. 1, dated August 3, 2006, to Severance Agreement between Pharmacopeia Drug Discovery, Inc. and Brian M. Posner (incorporated by reference to Exhibit 10.5 to Pharmacopeia Drug Discovery Inc.’s Report on Form 10-Q, filed August 4, 2006).(3)

10.34

Letter Agreement, dated November 2, 2006, between Pharmacopeia Drug Discovery, Inc. and Rene Belder (incorporated by reference to Exhibit 10.1 to Pharmacopeia Drug Discovery Inc.’s Report on Form 8-K, filed November 7, 2006).(3)

10.35	Severance Agreement for Rene Belder, dated November 2, 2006 (incorporated by reference to Exhibit 10.2 to Pharmacopeia Drug Discovery Inc.’s Report on Form 8-K, filed November 7, 2006).(3)
10.36

Letter Agreement, dated March 21, 2003, between Pharmacopeia, Inc. and Simon M. Tomlinson (incorporated by reference to Exhibit 10.31 to Pharmacopeia Drug Discovery Inc.’s Report on Form 10-K filed March 20, 2006).(3)

10.37	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Pharmacopeia Drug Discovery Inc.’s Report on Form 8-K filed on February 27, 2006.(3)
10.38	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Pharmacopeia Drug Discovery Inc.’s Report on Form 8-K filed on February 27, 2006.(3)
10.39	Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Pharmacopeia Drug Discovery’s Report on From 8-K filed on February 28, 2005).(3)
10.40	2006 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Pharmacopeia Drug Discovery, Inc.’s Report Form 8-K filed on February 27, 2006).(3)
10.41	Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.29 to Pharmacopeia Drug Discovery Inc.’s Report on Form 10-K for the year ended December 31, 2004).(3)
10.42	2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Pharmacopeia Drug Discovery, Inc.’s Report Form 8-K filed on February 8, 2007).(3)
10.43	Research and License Agreement, dated December 22, 2006, between Pharmacopeia Drug Discovery, Inc. and Wyeth.(1)(2)
21.1	Subsidiaries of Pharmacopeia Drug Discovery, Inc.(1)
23.1	Consent of Ernst & Young LLP.(1)
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

(4)          Confidential treatment of certain provisions of this exhibit has been granted.

(5)          Accelrys, Inc. has been granted confidential treatment of certain provisions of this exhibit.

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
Date: March 19, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ LESLIE J. BROWNE	President and Chief Executive Officer and Director	March 19, 2007
Leslie J. Browne, Ph.D.	(Principal Executive Officer)
/s/ BRIAN M. POSNER	Executive Vice President, Chief Financial Officer and Treasurer	March 19, 2007
Brian M. Posner	(Principal Finance and Accounting Officer)
/s/ JOSEPH A. MOLLICA	Chairman of the Board	March 19, 2007
Joseph A Mollica, Ph.D.
/s/ CAROL A. AMMON	Director	March 19, 2007
Carol A. Ammon
/s/ FRANK BALDINO, JR.	Director	March 19, 2007
Frank Baldino, Jr., Ph.D.
/s/ PAUL A. BARTLETT	Director	March 19, 2007
Paul A. Bartlett, Ph.D.
/s/ STEVEN J. BURAKOFF	Director	March 19, 2007
Steven J. Burakoff, M.D.
/s/ GARY E. COSTLEY	Director	March 19, 2007
Gary E. Costley, Ph.D.
/s/ JAMES J. MARINO	Director	March 19, 2007
James J. Marino, Esq.
/s/ BRUCE A. PEACOCK	Director	March 19, 2007
Bruce A. Peacock

Each person whose signature appears above in so signing also makes, constitutes and appoints each of Leslie J. Browne, Ph.D., President and Chief Executive Officer of the Registrant, and Brian M. Posner, Executive Vice President, Chief Financial Officer and Treasurer of the Registrant, his true and lawful attorney in-fact, in his or her name, place and stead to execute and cause to be filed with Securities and Exchange Commission any or all amendments to this Form 10-K.