Form 10-Q
period 2007-03-31
PHARMACOPEIA DRUG DISCOVERY INC
filed 2007-05-10
CIK 1273013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-50523

PHARMACOPEIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0418085
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 5350, Princeton, New Jersey	08543-5350
(Address of principal executive offices)	(Zip Code)

(609) 452-3600

(Registrant’s telephone number, including area code)

Pharmacopeia Drug Discovery, Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 7, 2007
Common Stock, $0.01 par value	29,512,754

PHARMACOPEIA, INC.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Pharmacopeia, Inc.
Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,648	$43,099
Marketable securities	1,010	3,041
Accounts receivable, net	—	5,006
Prepaid expenses and other current assets	1,103	1,498
Total current assets	60,761	52,644

Property and equipment, net	11,241	11,287
Deferred compensation plan assets	1,958	2,022
Other assets	174	174
Total assets	$74,134	$66,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,623	$2,491
Accrued liabilities	4,067	3,346
Deferred revenue, current portion	14,186	8,535
Warrant liability	6,084	4,378
Total current liabilities	27,960	18,750

Deferred revenue, long-term	21,713	13,813
Deferred compensation plan	1,958	2,022
Other liabilities, long-term	924	1,111

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 21,454,951 and 21,268,447 shares issued and outstanding, respectively	215	213
Additional paid-in capital	82,516	81,362
Accumulated deficit	(61,141)	(51,137)
Accumulated other comprehensive loss	(11)	(7)
Total stockholders’ equity	21,579	30,431
Total liabilities and stockholders’ equity	$74,134	$66,127

See accompanying notes to these unaudited consolidated financial statements

Pharmacopeia, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)

	For the Three Months
	Ended March 31,
	2007	2006

Revenue
Net revenue	$6,349	$4,116

Operating Expenses
Collaborative research and development expense	5,237	3,333
Proprietary research and development expense	7,418	6,292
General and administrative expense	2,688	2,447
Total operating expenses	15,343	12,072
Operating loss	(8,994)	(7,956)
Interest and other income, net	696	281
Increase in warrant liability	(1,706)	—
Loss before income taxes	(10,004)	(7,675)
Provision for income taxes	—	8
Net loss	$(10,004)	$(7,683)

Net loss per share:
- Basic and diluted	$(0.50)	$(0.51)

Weighted average number of common stock outstanding:
- Basic and diluted	20,134,514	15,102,499

See accompanying notes to these unaudited consolidated financial statements

Pharmacopeia, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Three Months
	Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,004)	$(7,683)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	506	517
Increase of warrant liability	1,706	—
Contribution of stock to 401(k) Plan	126	124
Share-based compensation	513	415
Changes in assets and liabilities:
Accounts receivable	5,006	(4,371)
Prepaid expenses and other current assets	395	(111)
Accounts payable	1,132	662
Accrued liabilities	534	743
Restructuring reserve	—	(622)
Deferred revenue	13,551	5,065
Net cash provided by (used in) operating activities	13,465	(5,261)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(460)	(329)
Purchases of marketable securities	—	(1,000)
Proceeds from sale and maturities of marketable securities	2,027	7,593
Net cash provided by investing activities	1,567	6,264
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	517	736
Net cash provided by financing activities	517	736
Net increase in cash and equivalents	15,549	1,739
Cash and equivalents, beginning of period	43,099	11,680
Cash and equivalents, end of period	$58,648	$13,419

See accompanying notes to these unaudited consolidated financial statements

Pharmacopeia, Inc.
Notes to Unaudited Consolidated Financial Statements

1.   Background and Basis of Presentation

Pharmacopeia, Inc. (Pharmacopeia or the Company) was incorporated in 2002 as Pharmacopeia Drug Discovery, Inc., a wholly owned subsidiary of Accelrys, Inc. (Accelrys).  On April 30, 2004 (the distribution date), Accelrys spun-off 100 percent of the shares of Pharmacopeia Drug Discovery, Inc. in a pro rata tax-free distribution and distributed to its stockholders of record one share of Pharmacopeia Drug Discovery, Inc. common stock for every two shares of Accelrys common stock held.  A total of 12,181,471 shares were distributed.  Effective May 3, 2007, Pharmacopeia Drug Discovery, Inc. changed its name to Pharmacopeia, Inc.

Pharmacopeia is a biopharmaceutical company committed to discovering and developing novel therapeutics to address significant medical needs. Using proprietary technologies and processes, the Company seeks to identify, optimize and develop novel drug candidates through our own internally-funded drug discovery programs and in collaborations with major pharmaceutical and biotechnology companies.  The Company has one internal program in Phase 1 clinical development and several internal programs in advanced discovery.  Its collaborative research efforts have resulted in a portfolio of five partnered programs in active human clinical trials, with four additional partnered programs in preclinical development.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Pharmacopeia UK Holdings Limited (Pharmacopeia UK), which was formed in March 2007. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial statements have been included. Interim results are not necessarily indicative of the results that may be expected for the year. The unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.   Significant Collaborations

Collaboration and License Agreement with Cephalon

In May 2006, the Company entered into a Collaboration and License Agreement (the Cephalon Agreement) with Cephalon, Inc. (Cephalon) providing for the formation of a new drug discovery, development and commercialization alliance.  The Company received an up-front, non-refundable payment of $15.0 million in June 2006 to support the Company’s research efforts under the Cephalon Agreement.

As part of and during the initial phase of the alliance, Cephalon is responsible for providing hit and lead compounds.  The Company and Cephalon will then work collaboratively to advance the lead compounds to clinical candidates.  The Company is principally responsible for medicinal chemistry research and Cephalon provides biology support, including preclinical disease models, as required by the Cephalon Agreement. The Company has agreed that, for a specified period, it will not screen its compound library for other collaborators, or for its own account, against any target it works on under the Cephalon Agreemen.

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

As stated above, under the Cephalon Agreement, the Company received a non-refundable payment of $15.0 million and is principally responsible for performing medicinal chemistry research. The revenue for this research is recognized on a proportional performance basis, which is expected to approximate straight-line recognition of revenue during the three year term of the alliance.  The Company may receive milestone payments, which would be recognized as revenue when the milestones are achieved.  Included in deferred revenue at March 31, 2007 was approximately $10.8 million related to the Cephalon Agreement, of which $5.8 million was classified as long-term.  For the three months ended March 31, 2007, the Company’s net revenue under the Cephalon Agreement was 20% of total revenue for the period. The research activities under the Cephalon Agreement commenced in June 2006 and therefore, there was no revenue recognized in the three months ended March 31, 2006.

The Company and Cephalon each have the right to terminate the Cephalon Agreement under certain specified circumstances at any time during the term of the Cephalon Agreement.  In addition, Cephalon has the right to terminate the Cephalon Agreement in its sole discretion, upon ninety days written notice to the Company, during the three-year research phase of the alliance, which phase may be extended by agreement of the parties.  No such termination shall require the Company to refund to Cephalon any or all of the above funding.

One of the Company’s directors currently serves as the Chairman and Chief Executive Officer of Cephalon.

Product Development and Commercialization Agreement with GSK

In March 2006, the Company and SmithKline Beecham Corporation and Glaxo Group Limited (together GSK) entered into a product development and commercialization agreement (the GSK Agreement). Under the terms of the GSK Agreement, the Company may receive up to $15.0 million in cash payments from GSK related to the initial discovery activities to be conducted by the Company, including $5.0 million that the Company received in April 2006. Up to the remaining $10.0 million will be payable to the Company upon its fulfillment of certain conditions related to the initial discovery activities to be conducted by the Company. The Company’s role in the alliance is to (i) identify and (ii) advance molecules in chosen therapeutic programs to development stage and (iii) subject to certain provisions in the GSK Agreement, further develop the candidates to clinical “proof of concept” (a demonstration of efficacy in humans).

The GSK Agreement provides GSK an exclusive option, exercisable at defined points during the development process for each program (up to the point of clinical proof of concept), to license that program. Upon licensing a program, GSK is obligated to conduct preclinical development and/or clinical trials and commercialize pharmaceutical products resulting from such licensed programs on a worldwide basis (the GSK License Obligations). In addition to the cash payments above, the Company is entitled to receive success-based milestone payments, starting in preclinical research, from GSK for each drug development program pursued by GSK under the alliance and the potential for double-digit royalties upon the successful commercialization by GSK of any product resulting therefrom.

In the event that GSK does not exercise its option to license a program, the Company will retain all rights to that program and may continue to develop the program and commercialize any products resulting from the program, or it may elect to cease progressing the program and/or seek other partners for further development and commercialization.  Should the Company develop or partner such a program and commercialize any products resulting from that program, the Company will be obligated to pay GSK success-based milestone payments and royalties upon successful commercialization, if any.

The Company has agreed that, for a specified period, it will not screen its compound library for other collaborators, or for its own account, against any target it screens under the GSK Agreement.

In April 2006, the Company received $5.0 million in connection with the execution of the GSK Agreement. The Company recorded deferred revenue associated with the payment, net of the fair value of the warrants described below, of approximately $4.5 million. As of March 31, 2007, approximately $1.0 million was classified in deferred revenue, current portion and approximately $2.9 million was classified in deferred revenue, long-term. The Company recognizes revenue on a proportional performance basis as it performs the required discovery activities in an amount from time to time less than or equal to the non-refundable portion of payments received in connection with the GSK Agreement.  For the three months ended March 31, 2007, the Company recognized revenue of approximately $238 thousand under the GSK Agreement. The research activities under the GSK Agreement commenced in April 2006 and therefore, there was no revenue recognized in the three months ended March 31, 2006.

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

The Company and GSK each have the right to terminate the GSK Agreement in its sole discretion under certain specified circumstances at any time during the term of the GSK Agreement. In addition, the Company and GSK each have the right to terminate the GSK Agreement under other circumstances that are customary in these types of agreements.  If the Company exercises its discretionary termination right at any time during the first five years of the term, under certain circumstances, it could be required to refund to GSK a portion of the up to $15.0 million related to initial discovery activities to be conducted by the Company referred to above.  The amount of any such refund will be calculated based upon when during the term of the GSK Agreement that termination occurs.  However, there are no instances where the deferred revenue would be amortized below the amount that could be potentially refundable pursuant to the terms of the GSK Agreement.  Further, should GSK exercise its discretionary termination rights, there are no provisions in the GSK Agreement that would require the Company to refund payments received relating to its performance of initial discovery activities or milestone payments, if any, received under the GSK Agreement

Collaboration and License Agreement with Organon

Under its February 2002 agreement with N.V. Organon (Organon), the Company received quarterly research funding to conduct its drug discovery activities to identify and optimize new drug candidates for multiple therapeutic targets provided by Organon (the 2002 Collaboration). The research term of 2002 Collaboration ended in February 2007.  Research funding from the 2002 Collaboration was recognized as revenue on a proportional performance basis, which approximated straight-line recognition over the term of the agreement.  The 2002 Collaboration accounted for 8%, or $516 thousand, and 21%, or $863 thousand of total revenue for the three months ended March 31, 2007 and 2006, respectively.

In February 2007, the Company entered into an amended and restated collaboration and license agreement (the Organon Agreement) with Organon, providing for the formation of a new alliance to discover, develop and commercialize therapeutic products across a broad range of therapeutic indications. The new alliance builds on the companies’ past collaborations, including the 2002 Collaboration.

The Organon Agreement calls for Pharmacopeia to receive an up-front payment of $15 million and up to $4 million per year ($20 million aggregate) in research funding over the five-year term of the research portion of the alliance.  The Company received the $15 million up-front payment and the first quarterly research funding payment of $1.0 million in March 2007.  The Organon Agreement also provides that the Company waives its rights to receive further compensation (e.g. future milestone and royalty payments) with respect to programs resulting from lead series identified by the Company and delivered to Organon under the 2002 Collaboration and certain other programs from earlier agreements.

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

As mentioned above, in March 2007, the Company received $16.0 million in connection with Organon Agreement, which the Company recorded as deferred revenue. As of March 31, 2007, approximately $5.9 million was classified in deferred revenue, current portion and approximately $10.1 million was classified in deferred revenue, long-term. The Company will recognize revenue on a proportional performance basis as it performs research activities as provided in the Organon Agreement. For the three months ended March 31, 2007, the Company recognized $13 thousand in connection with the Organon Agreement.

Both Pharmacopeia and Organon have the right to terminate the Organon Agreement under certain specified circumstances at any time during the term of the Organon Agreement.   In addition, the Company and Organon each have the right to terminate the Organon Agreement under other circumstances that are customary in these types of agreements. Further, each party has the right, upon six months prior written notice provided to the other party at any time beginning two and one-half years after February 8, 2007, to terminate the research portion of the alliance and/or the Organon Agreement. Such a termination of the research portion of the alliance by Organon would not apply to Organon’s obligations with respect to any program developed by the alliance that Organon is advancing or to therapeutic candidates with respect to which the Company has previously exercised its option to purchase the right to co-develop and co-commercialize. Should Organon exercise its discretionary termination rights, there are no provisions in the Organon Agreement that would require the Company to refund payments received under the Organon Agreement. If Pharmacopeia exercises its discretionary termination right, under certain circumstances, it could be subject to a termination fee of $5 million. Whether or not the Company is subject to the termination fee is based upon when during the term of the Organon Agreement the Company’s discretionary termination right is exercised. There will, however, be no instances where the deferred revenue associated with the Organon Agreement would be amortized below $5 million until such time as the Company is no longer subject to the termination fee.

Research and License Agreement with Wyeth

In December 2006, Pharmacopeia entered into a research and license agreement (the Wyeth Agreement) with Wyeth, acting through its Wyeth Pharmaceuticals Division, providing for the formation of a new alliance based on the Company’s Janus Kinase-3 (JAK3) inhibitor program.  The alliance’s goal is to identify, develop and commercialize therapeutic products for the treatment of certain immunological conditions in humans.

The companies each have certain exclusive rights to develop and commercialize products resulting from the JAK3 program and the alliance.  Pharmacopeia retains the right to develop and commercialize therapeutic products for the treatment of dermatological and ocular diseases employing topical administration and Wyeth has the right to develop human therapeutic products for all other indications and routes of delivery.  Under the terms of the Wyeth Agreement, in addition to an up-front non-refundable $5 million cash payment that the Company received in January 2007, the Company may also receive, over the three year research term that began in January 2007, up to $9.0 million in research funding.  In addition, the Company may receive up to $175.0 million if Wyeth achieves preclinical and clinical development and regulatory and commercialization milestones, as well as double-digit royalties on the net sales of any products commercialized by Wyeth under the alliance. Each company is responsible for all development, regulatory, manufacturing and commercialization activities for the products it develops and commercializes in its field.

Each of Pharmacopeia and Wyeth have the right to terminate the Wyeth Agreement under certain specified circumstances at any time during the term of the Wyeth Agreement.  In addition, Wyeth has the right, upon six months’ prior written notice provided to the Company at any time after December 22, 2007, to terminate the research collaboration and/or the Wyeth Agreement in its entirety or in part.  Such right to termination would not apply to Wyeth’s obligations with respect to any program developed by the collaboration and licensed by Wyeth. No termination will require the Company to refund to Wyeth any or all of the above cash payments.

In January 2007, the Company received the $5.0 million up-front non-refundable payment and the first quarterly research funding of $750 thousand, both of which were recorded as deferred revenue. The revenue for this research is recognized on a proportional performance basis, which is expected to approximate straight-line recognition of revenue over the initial three year term of the alliance. For the three months ended March 31, 2007, the Company recognized approximately $1.2 million, or 18% of its revenue, under the Wyeth Agreement, resulting in deferred revenue at March 31, 2007 of $4.6 million, of which $2.9 million was classified as long-term. The Company may receive milestone payments upon the successful achievement, if any, of preclinical and clinical milestones. These milestone payments will be recognized as revenue when the milestones are achieved.

Collaboration and License Agreements with Schering-Plough

For the three months ended March 31, 2007 and 2006, the Company’s research collaborations with Schering Corporation and Schering-Plough Ltd. (together Schering-Plough), accounted for 28% and 63%, respectively, of revenue, which includes $1.0 million of milestone revenue in each respective period. Research funding from the Schering-Plough agreements is recognized as revenue as services are performed. Milestone payments are recognized as revenue when the milestones are achieved. For funding received in advance of the Company’s performance of research and development activities, the Company records deferred revenue. Included in deferred revenue at March 31, 2007 was approximately $62 thousand relating to these collaborations. There was no deferred revenue recorded relating to these collaborations at March 31, 2006. The Company received funding and recorded revenue from its collaborations with Schering-Plough through early April 2007, at which time the Company’s research activities under the collaborations ceased. Under the terms of the Company’s agreements with Schering-Plough, the cessation of the Company’s research activities does not affect other areas of the collaborations, including the ongoing Phase 2 and 1 clinical trials and multiple preclinical programs that Schering-Plough is conducting. The Company will continue to be entitled to payments resulting from the successful achievement by Schering-Plough, if any, of preclinical and clinical milestones as well as royalty payments from sales, if any, of products resulting from compounds already delivered by the Company and accepted by Schering-Plough under the collaborations.

Other Collaborations

In the three months ended March 31, 2007, as part of its collaborations with Biovitrum, the Company earned $1.0 million in milestone revenue for delivering an advanced lead compound that Biovitrum has accepted. The milestone revenue, for which the Company received payment in February 2007, accounted for 16% of revenue for the three months ended March 31, 2007.

Other Items

No other collaborator accounted for more than 10% of total revenue in the three month periods ended March 31, 2007 and 2006.

3.   License Agreement with Bristol-Myers Squibb

In March 2006, the Company and Bristol-Myers Squibb Company (BMS) entered into an exclusive licensing agreement providing the Company an exclusive license under certain BMS patents with respect to worldwide development and commercialization of certain compounds discovered by BMS that possess dual angiotensin and endothelin receptor antagonist (DARA) activity, including lead and backup DARA development candidates. In February 2007, the Company initiated Phase 1 clinical trials with its product candidate PS433540. The Company will pay BMS milestone payments upon the achievement of successive clinical and regulatory events in the United States and certain other jurisdictions, and royalties on sales of products, if any, resulting from the DARA program. In connection with the initiation of the Phase 1 clinical trials, the Company paid BMS $1.0 million in April 2007. This amount was recorded as proprietary research and development expense in the three months ended March 31, 2007 and is included in accrued liabilities as of March 31, 2007.

Under the terms of the agreement, in lieu of an up-front cash payment, the Company is providing BMS a set of compound libraries, over a period of approximately three years following the execution of the agreement. In the event the Company fails to deliver the aforementioned libraries to BMS, the Company would be required to make cash payments to BMS on a pro rata basis of up to $1.9 million as of March 31, 2007.

The Company accounted for this transaction in accordance with Accounting Principle Board Opinion 29, “Accounting for Nonmonetary Transactions” as amended by Statement of Financial Accounting Standard (SFAS) No. 153 “Exchanges of Nonmonetary Assets.” The Company estimated that the fair value of the compound library services to be provided to BMS is approximately $2.0 million. As such, and in accordance with SFAS No. 2 “Accounting for Research and Development Costs,” the Company recorded a non-cash charge of $2.0 million to proprietary research and development expense during the three months ended March 31, 2006 and recorded a liability for the estimated fair value of the compound library services. As of March 31, 2007, the liability was approximately $1.8 million, of which approximately $0.9 million is classified in other liabilities, long-term.

4.   Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share” (SFAS 128). Under the provisions of SFAS 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common and dilutive common equivalent shares outstanding during the period. The Company had a net loss for the periods presented; accordingly, the inclusion of common stock equivalents for outstanding stock options would be anti-dilutive and, therefore, the weighted average shares used to calculate both basic and diluted earnings per share are the same.

5.   Segment Information

The Company classifies its business operations in one operating segment. All of the Company’s revenues are generated from this segment. Revenue was derived from customers located in the following geographic regions:

	Three Months Ended March 31,
	2007	2006

Customers located in:
United States	61%	34%
Europe	39%	66%

6.   Share-Based Compensation

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

The fair value of these equity awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended March 31, 2007 and 2006, respectively:

	2007	2006
Dividend yield	0%	0%
Expected volatility	90.00%	80.00%
Risk-free interest rate	4.51%	4.66%
Expected life (years)	6.25	6.25

For the three months ended March 31, 2007 and 2006, total share-based compensation costs associated with the adoption of SFAS 123R was approximately $490 thousand and $394 thousand, respectively. In addition to the expense incurred related to stock option grants to employees, the Company also incurred share-based compensation costs of approximately $13 thousand and $21 thousand related to the vesting of restricted stock grants for the three months ended March 31, 2007 and 2006, respectively, and approximately $10 thousand related to stock options granted to consultants for the three months ended March 31, 2007.

As of March 31, 2007, there was approximately $4.1 million of unrecognized compensation costs, net of estimated forfeitures, related to share-based payments which are expected to be recognized over a weighted average period of 2.74 years.  Cash proceeds from stock options exercised during the three months ended March 31, 2007 and 2006 was approximately $517 thousand and $736 thousand, respectively.

7.  Warrant Liability

The Company follows Emerging Issues Task Force (EITF) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19) which provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. Under EITF 00-19, to qualify as permanent equity, an equity derivative, including warrants, must permit the Company to settle in unregistered shares. Under securities law, if the warrants were issued in connection with a public offering and have a cash settlement feature at the holder’s option, the Company does not have the ability to settle in unregistered shares. Therefore, the warrants cannot be classified as permanent equity and are instead classified as a liability. The approximately 1,450,000 warrants that the Company issued as part of its equity financing in October 2006 meet this criteria and their fair value has been recorded as a liability in the accompanying balance sheets. Other warrants the Company had previously issued qualify as permanent equity and do not require remeasurement.

The Company records its warrant liabilities at fair value using a Black-Scholes option-pricing model and remeasures at each reporting date until the warrants are exercised or have expired. Changes in the fair value of the warrants are reported in the statements of operations as income or expense. The fair value of the warrants could be subject to significant fluctuation based on changes in the Company’s stock price, expected volatility, expected life, the risk-free interest rate and dividend yield. As of March 31, 2007, the fair value of the warrant liability increased to approximately $6.1 million from approximately $4.4 million as of December 31, 2006, and as such, approximately $1.7 million was recorded as a non-operating expense in the three months ended March 31, 2006. The assumptions used in the Black-Scholes option-pricing model as of March 31, 2007 and December 31, 2006, respectively, were as follows:

	March 31,	December 31,
	2007	2006
Dividend yield	0%	0%
Expected volatility	90.00%	90.00%
Risk-free interest rate	4.54%	4.70%
Expected life (years)	5.05	5.30%
Stock Price	$5.69	$4.26
Exercise Price	$5.14	$5.14

8.   Restructuring and severance obligations

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

The following table summarizes the activity and balance of the restructuring reserve at March 31, 2006 (in thousands):

	Severance Cost for
	Involuntary Employee	Costs to Exit Leased
	Terminations	Facility	Total
Restructuring charges	$132	$5,718	$5,850
Utilization of Reserves:
Cash payments	(132)	(4,974)	(5,106)
Write-off Leasehold Improvements	—	(458)	(458)
Balance at March 31, 2006	$—	$286	$286

In the three months ended June 30, 2006, the Company made cash payments of approximately $198 thousand relating to a former facility it leased through April 2006.  Additionally, the Company made an adjustment of approximately $88 thousand to reduce its restructuring cost estimate to reflect actual restructuring costs and as such, as of June 30, 2006 there were no liabilities relating to restructuring costs.

9.   Commitments and Contingencies

Product Development and Commercialization Agreement with GSK

Under the terms of the GSK Agreement, the Company and GSK each have the right to terminate the GSK Agreement in its sole discretion under certain specified circumstances at any time during the term of the GSK Agreement. In addition, the Company and GSK each have the right to terminate the GSK Agreement under circumstances that are customary in these types of agreements.  If the Company exercises its discretionary termination right at any time during the first five years of the term, under certain circumstances, it could be required to refund to GSK a portion of the up to $15.0 million related to initial discovery activities to be conducted by the Company under the GSK Agreement. The amount of any such refund will be calculated based upon when during the term of the GSK Agreement that termination occurs.  However, there are no instances where the deferred revenue would be amortized below the amount that could be potentially refundable pursuant to the terms of the GSK Agreement.  Further, should GSK exercise its discretionary termination rights, there are no provisions in the GSK Agreement that would require the Company to refund payments received relating to its performance of initial discovery activities or milestone payments, if any, under the GSK Agreement.

The Company’s role in the alliance is to (i) identify and (ii) advance molecules in chosen therapeutic programs to development stage and (iii) subject to certain provisions in the GSK Agreement, further develop the candidates to clinical “proof of concept” (a demonstration of efficacy in humans). As of March 31, 2007, the Company had approximately $3.9 million of deferred revenue related to services that are to be provided to GSK by the Company subsequent to March 31, 2007.

License Agreement with BMS

Under the terms of its agreement with BMS, in lieu of an up-front cash payment, the Company is providing BMS a set of compound libraries, over a period of approximately three years following the execution of the agreement.  The Company recorded a liability for the estimated fair value of the compound library services, which was approximately $1.8 million as of March 31, 2007. In the event the Company fails to deliver the aforementioned libraries to BMS, the Company would be required to make cash payments on a pro rata basis of up to approximately $1.9 million as of March 31, 2007.

In addition, the Company will pay BMS milestone payments upon the achievement of successive clinical and regulatory events in the United States and certain other jurisdictions, and royalties on sales of products, if any, resulting from the DARA program. In February 2007, the Company initiated Phase 1 clinical trials for its product candidate, PS433540. In connection with the initiation of the Phase 1 clinical trials, the Company paid BMS $1.0 million in April 2007. This amount was recorded in accrued liabilities as of March 31, 2007.

Collaboration and License Agreement with Cephalon

Under the Cephalon Agreement, the Company received an up-front, non-refundable payment of $15.0 million in June 2006 to support the Company’s research efforts.  The Company is principally responsible for performing medicinal chemistry research over the alliance term, as required by the Cephalon Agreement. As of March 31, 2007, the Company had approximately $10.8 million of deferred revenue related to services that are to be provided to Cephalon by the Company subsequent to March 31, 2007.

Collaboration and License Agreement with Organon

Under the Organon Agreement, the Company received an up-front, non-refundable payment of $15.0 million and $1.0 million in research funding in March 2007 to support the Company’s research efforts.  As of March 31, 2007, the Company had approximately $16.0 million of deferred revenue related to services that are to be provided to Organon by the Company subsequent to March 31, 2007.

In addition, if the Company exercises its discretionary termination right, under certain circumstances, it could be subject to a termination fee of $5.0 million. Whether or not the Company is subject to the termination fee is based upon when during the term of the Organon Agreement the Company exercises its discretionary termination right. There will, however, be no instances where the deferred revenue associated with the Organon Agreement would be amortized below $5.0 million until such time as the Company is no longer subject to the termination fee.

Research and License Agreement with Wyeth

Under the Wyeth Agreement, the Company received an up-front, non-refundable payment of $5.0 million in January 2007 to support the Company’s research efforts.  As of March 31, 2007, the Company had approximately $4.6 million of deferred revenue related to services that are to be provided to Wyeth by the Company subsequent to March 31, 2007.

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

10.   Related Party Transaction

In May 2006, the Company entered into the Cephalon Agreement. One of the Company’s directors currently serves as the Chairman and Chief Executive Officer of Cephalon. During the three months ended March 31, 2007, the Company recognized revenue of approximately $1.3 million relating to this collaboration.

11.          New Accounting Pronouncements

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that SFAS No. 157 will have on its consolidated financial statements.

12.   Subsequent Event – Sale of Securities

On May 7, 2007, the Company issued and sold approximately 8.1 million shares of the Company’s common stock at a purchase price per share of $5.00 as part of a public underwritten offering.  The aggregate gross proceeds of the transaction were approximately $40.3 million. The proceeds the Company received from the transaction, net of transaction costs, were approximately $37.1 million.  The shares of common stock were sold through a prospectus supplement pursuant to one of the Company’s effective shelf registration statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements regarding us and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact.  These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements.  These forward-looking statements include statements about the following:

•                  our plans to develop PS433540, a product candidate from our DARA program;

•                  our Phase 1 clinical studies and proposed Phase 2 clinical studies with respect to PS433540, including timing and expected outcomes of such studies;

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

In some cases, you can identify forward-looking statements by terminology, such as “goals,” or “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or the negative of such terms or other similar expressions.  You are urged not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, unknown risks, uncertainties or other factors.  Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those discussed elsewhere in this Report in Part II, Item 1A. “Risk Factors” and in this Part I, Item 2, as well as those discussed in our other Securities and Exchange Commission (SEC) filings.

We urge you to carefully read and consider the disclosures found in these filings, all of which are available in the SEC EDGAR database at www.sec.gov.  We undertake no obligation to (and expressly disclaim any such obligation to) revise or update the statements made herein or the risk factors that may relate thereto whether as a result of new information, future events or otherwise.

The following discussions should be read in conjunction with the section of this Report entitled “Risk Factors”.

The Company

Overview

We are a biopharmaceutical company committed to discovering and developing novel therapeutics to address significant medical needs. Using proprietary technologies and processes, we seek to identify, optimize and develop novel drug candidates through our own internally-funded drug discovery and development programs and in collaborations with major pharmaceutical and biotechnology companies.  We have one internal program in Phase 1 clinical development and several internal programs in advanced discovery.  Our collaborative research efforts have resulted in a portfolio of five partnered programs in active human clinical trials, with four additional partnered programs in preclinical development.

PS433540, a product candidate we are developing internally, is in Phase 1 clinical development. PS433540 is a Dual-Acting angiotensin and endothelin Receptor Antagonist (DARA) that we in-licensed from BMS and that is being developed as a potential treatment for cardiovascular diseases, including most importantly hypertension and diabetic nephropathy.  Our licensing agreement with BMS provides us with an exclusive license under certain BMS patents with respect to worldwide development and commercialization of PS433540, as well as certain other compounds discovered by BMS that possess DARA activity.  We believe that PS433540 administered as a single agent has the potential to have a superior efficacy profile to monotherapy with an angiotensin receptor blocker for the treatment of hypertension and diabetic nephropathy.  In April 2007, we announced positive results from our first Phase 1 clinical study with PS433540.  In the event that we achieve positive results in our additional Phase 1 studies, we believe we will initiate a Phase 2 clinical trial for PS433540 in hypertension in the first half of 2008 and complete a Phase 2 proof of concept study in hypertension in the second half of 2008.

We have concentrated our internal discovery programs primarily on diseases related to immunoregulation.  Immunoregulatory indications could include rheumatoid arthritis, psoriasis, inflammatory bowel disease, multiple sclerosis and others. This focus builds on our expertise in the area, and also takes advantage of attractive commercial opportunities we believe exist. Our internal discovery efforts include developing CCR1 antagonists to treat inflammatory diseases including rheumatoid arthritis and multiple sclerosis as well as programs directed at generating JAK3 inhibitors for topical use in dermatological and ocular diseases. We have partnered our JAK3 Inhibitors program with Wyeth for all indications and routes of delivery other than topical administration for dermatological and ocular diseases. We also have a discovery program focused on A2a antagonists to treat Parkinson’s disease.  We fully fund these programs and retain intellectual property and ownership rights to any compounds discovered. At an appropriate point, we may license one or more of these compounds or programs to a partner.

In addition to our proprietary research and development, we currently have collaborations under which we are actively performing research and development activities with leading pharmaceutical and biotechnology companies, including Cephalon, GlaxoSmithKline, Organon and Wyeth.  While our collaborations with each of these companies vary, in each one we may have certain development or commercialization rights. We also have other collaborations with leading pharmaceutical and biotechnology companies, including Schering Corporation and Schering-Plough Ltd. (together Schering-Plough) and BMS, where we have completed our activities and the collaborator is now responsible for the development of potential therapeutic products. Our collaborative research efforts with Schering Plough and BMS have resulted in a portfolio that includes one partnered program currently in Phase 2 clinical trials targeting chronic obstructive pulmonary disease (COPD) and four partnered programs in active Phase 1 clinical trials targeting rheumatoid arthritis, oncology, metabolic and inflammatory diseases.

Associated with these clinical development programs, we have received milestone payments from Schering-Plough and BMS and, to the extent the compounds successfully progress through clinical development and registration, we will be entitled to receive additional milestone payments. We are also entitled to receive royalties on the commercial sale, if any, of drugs resulting from these collaborations. However, numerous additional studies are required to fully assess the potential of these clinical candidates before they reach the marketplace, and the results from preclinical studies and clinical studies conducted to date with these compounds are not necessarily indicative of the results that may be obtained in future clinical studies.

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

From time to time we have considered, and we will continue to consider strategic initiatives intended to further the development of our business. In addition, we consider opportunities to expand our product pipeline through the acquisition or in-licensing of, or investment in, product development candidates, and we intend to continue to explore those opportunities.

We were incorporated as Pharmacopeia Drug Discovery, Inc. in February 2002 as a wholly owned subsidiary of Accelrys.  On December 18, 2003, Accelrys announced its plans to spin-off 100 percent of our shares in a pro rata tax-free distribution to its stockholders, subject to the satisfaction of certain conditions.  On April 30, 2004, Accelrys completed the spin-off of us into an independent, separately traded and publicly held company through the distribution to its stockholders of a dividend of one share of our common stock for every two shares of Accelrys common stock held.  Effective May 3, 2007, we changed our name to Pharmacopeia, Inc.

Liquidity and Capital Resources

As of March 31, 2007, we had cash, cash equivalents and marketable securities of $59.7 million compared to $46.1 million at December 31, 2006, representing 80% and 70% of our total assets, respectively. We make investments in highly liquid investment-grade marketable securities, including corporate bonds and United States government and agency securities. In addition, as of March 31, 2007, we had deferred revenue and other liabilities of approximately $37.7 million relating to research and development activities that are to be provided by us subsequent to March 31, 2007, of which $22.6 million was classified as long-term.

The following is a summary of selected cash flow information for the three months ended March 31, 2007 and 2006 (in thousands):

	For the Three Months Ended
	March 31,
	2007	2006
Net loss	$(10,004)	$(7,683)
Adjustments for noncash operating items	2,851	1,056

Net cash operating loss	(7,153)	(6,627)
Net change in assets and liabilities	20,618	1,366

Net provided by (cash used) in operating activities	$13,465	$(5,261)

Net cash provided by investing activities	1,567	6,264

Net cash provided by financing activities	$517	$736

Net cash provided by (used in) operating activities

Net cash provided by operating activities for the three months ended March 31, 2007 resulted primarily from the receipt of a $5.0 million upfront non-refundable payment received in January 2007 relating to the Wyeth Agreement and a $15.0 million upfront non-refundable payment received in March 2007 relating to the Organon Agreement, offset by cash used to fund both our proprietary internal drug research and development efforts, including our Phase 1 clinical trials for PS433540, and the fulfillment of our research and development performance obligations under our collaborations. Absent the receipt of the $20.0 million from Wyeth and Organon, our net cash used in operating activities would have been approximately $6.5 million.  Net cash used in operating activities for the three months ended March 31, 2006 was primarily due to cash used to fund our proprietary and collaborative research and development efforts and the payment of restructuring expenses related to the 2004 consolidation of our facilities.

Net cash provided by investing activities

Net cash provided by investing activities for the three months ended March 31, 2007 and 2006 related primarily to the net sales and maturities of marketable securities, partially offset by capital expenditures for laboratory and information technology equipment and software

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2007 and 2006 consisted primarily of proceeds from the issuance of common stock in connection with exercises of stock options.

Liquidity and Capital Resources Outlook

We expect to continue to use our capital to fund our operations. We expect that our research and development expenditures will continue to increase in the future as we increase our internal drug research and development efforts. Conducting our own drug research and development is a key component of our business model. PS433540, a product candidate from our DARA program that we are developing internally, is currently in Phase 1 clinical trials.  Preclinical development studies and clinical trials are significant, time-consuming and costly processes. In addition, as part of our collaborative agreements with Cephalon, GSK, Organon and Wyeth, we have received up-front payments. In connection with these agreements, we are obligated to perform significant research and development activities over multiple years and as such, expect to incur significant costs performing such activities.

On May 7, 2007, we issued and sold approximately 8.1 million shares of our common stock at a purchase price per share of $5.00 as part of a public underwritten offering. The aggregate gross proceeds of the transaction were approximately $40.3 million.  The proceeds we received from the transaction, net of transaction costs, were approximately $37.1 million.  The shares of common stock were sold through a prospectus supplement pursuant to one of our effective shelf registration statements.

In connection with the GSK Agreement, we may receive up to an additional $10.0 million from GSK, should we fulfill certain conditions related to initial discovery activities that we will perform.

We anticipate that our capital resources, including the net proceeds we received in connection with our May 2007 financing, will be adequate to fund our operations at their current levels at least through December 31, 2008. However, there can be no assurance that changes will not occur that would consume available capital resources before then.

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

Three months ended March 31, 2007 and 2006

Our net revenue increased 54% to $6.3 million in the three months ended March 31, 2007 compared to $4.1 million in the three months ended March 31, 2006. Net revenue consists of research and development efforts we perform under our various collaboration agreements, as well as our earning of milestones, success fees and license revenue if and as our discoveries progress through our collaborators’ development processes. Net revenue for the three months ended March 31, 2007 and 2006 is summarized as follows (in thousands):

	For the three months ended March 31,
	2007	2006

Collaborative research revenue	$4,199	$2,991
Milestones, success fees and license revenue	2,150	1,125
	$6,349	$4,116

Schering-Plough accounted for 28% and 63% of our net revenue in the three months ended March 31, 2007 and 2006, respectively, including $1.0 million of our milestone and success fees revenue recorded in each respective period.  Organon accounted for 8% and 21% of our net revenue in the three months ended March 31, 2007 and 2006, respectively.  Cephalon accounted for 20% of our net revenue in the three months ended March 31, 2007. Our alliance with Cephalon commenced in May 2006 and therefore there was no corresponding revenue in the three months ended March 31, 2006. Our alliance with Wyeth began in January 2007, and accounted for 18% of our revenue in the period. Lastly, in the three months ended March 31, 2007, we earned $1.0 million in milestone revenue from one of our collaborations with Biovitrum, which accounted for 16% of our revenue in the period.

The increase in collaborative research revenue in the three months ended March 31, 2007 was largely due to our new alliances with Cephalon, Wyeth, and GSK, partially offset by further reductions in the scope of our collaborations with Schering-Plough and reduced research efforts on our Organon collaboration in March 2007 as the development of a new research plan for the Organon Agreement, which was executed in February 2007, was in process.

Collaborative research and development expense includes the labor, material, equipment and allocated facilities cost of our scientific staff that is working on collaborative partnerships. Collaborative research and development expenses increased 57% to $5.2 million in the three months ended March 31, 2007 compared to $3.3 million in the three months ended March 31, 2006. This increase relates to an increase in resources allocated to our new collaborations with GSK, Cephalon and Wyeth. In December 2006, we entered into the Wyeth agreement in which we licensed certain rights to our JAK3 program to Wyeth. Prior to January 2007, the resources that were deployed on the JAK3 program were accounted for in proprietary research and development expense. Resources deployed on our JAK3 program, as they relate to programs for employing topical administration for ocular and dermatological diseases, have been and will continue to be accounted for in proprietary research and development as retain all rights to these programs. This increase was offset by reductions in resources allocated to our collaborations with Schering-Plough and reductions in resources deployed to our Organon collaboration in March 2007 as the development of a new research plan for the Organon Agreement was in process. Share-based compensation costs associated with our adoption of SFAS 123R for the three months ended March 31, 2007 and 2006 were $125 thousand and $78 thousand, respectively.

Proprietary research and development expense includes research and development acquisition costs, labor, material, equipment and allocated facilities cost of scientific staff working on self-funded internal drug discovery and development programs. Our most advanced internal program is our DARA program, which is in Phase 1 clinical trials. We licensed our DARA program from BMS in March 2006. In addition, we currently have several internal programs in advanced preclinical discovery. Proprietary research and development expenses increased 18% to $7.4 million in the three months ended March 31, 2007 compared to $6.3 million in the three months ended March 31, 2006. Proprietary research and development expense for the three months ended March 31, 2006 included a $2.0 million charge relating to acquisition costs of the DARA program from BMS. Exclusive of this charge, the increase for the three months ended March 31, 2007 over the three months ended March 31, 2006 was 73%, or $3.1 million. This increase was primarily attributable to costs relating to the Phase 1 clinical trials for PS433540, including a $1.0 million milestone payment payable to BMS, and costs expended on our CCR1 discovery program. The increase was offset by a decrease in costs related to our JAK3 program. As previously mentioned, certain aspects of our JAK3 program were partnered with Wyeth in December 2006. The majority of the costs previously incurred in proprietary research and development expense in prior periods, are now categorized as collaborative research and development.  Share-based compensation costs associated with our adoption of SFAS 123R for the three months ended March 31, 2007 and 2006 were $73 thousand and $91 thousand, respectively. Because of the speculative nature of these internal drug discovery and development projects, it is not possible to estimate completion dates or costs of completion. Additionally, from time to time, certain staff and other research and development resources may be temporarily redirected from one project to another, which redirection may also delay or impact the cost of internal drug discovery and development projects.

General and administrative expense increased by 10% to $2.7 million in the three months ended March 31, 2007 compared to $2.4 million in the three months ended March 31, 2006.  The increase in general and administrative expense is attributable to increased legal, consulting, and share-based compensation costs during the three months ending March 31, 2007.  Share-based compensation costs associated with our adoption of SFAS 123R for the three months ended March 31, 2007 and 2006 were $292 thousand and $226 thousand, respectively.

Interest and other income, net increased to $696 thousand in the three months ended March 31, 2007 compared to $281 thousand in the three months ended March 31, 2006.  This increase is primarily due to higher yields on our increased cash, cash equivalents, and marketable securities balances during the three months ended March 31, 2007 as compared to the three months ended March 31,2006.

Increase in warrant liability represents the increase in the fair value of the warrants we issued in connection with our equity financing in October 2006. The fair value of the warrants is determined using the Black-Scholes option-pricing model.

We recorded no income tax provision for the three months ended March 31, 2007 as the minimum state income taxes that we previously were subject to no longer apply due to state legislative changes. For the three months ended March 31, 2006, we recorded an income tax provision of $9 thousand related to these minimum state income taxes.

As a result of the net revenues and expenses described above, we generated a net loss of $10.0 million ($0.50 per basic and diluted share) in the three months ended March 31, 2007, compared to a net loss of $7.7 million ($0.51 per basic and diluted share) in the three months ended March 31, 2006.

Contractual Obligations

For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended December 31, 2006. See discussion of the Collaboration and License Agreement with Organon in Note 2, as well as the commitments and contingencies in Note 9, respectively to the unaudited consolidated financial statements for new contractual obligations as of March 31, 2007.

Net Loss Outlook

We have had net losses in recent years and we expect to incur losses in future periods. These losses are expected to increase as compared to prior periods as a result of the increased level of investment we plan to make in our internal proprietary programs in the future. Our internal proprietary research and development costs are expected to continue to increase due to our efforts to progress the DARA program, specifically our product candidate PS433540, through clinical trials.

Our net loss is highly dependent on the continued funding and success of our research and development programs with our existing collaborators. Our collaborations with Schering-Plough ceased in April 2007.  We will continue to be entitled to payments resulting from the successful achievement by Schering-Plough, if any, of preclinical and clinical milestones as well as royalty payments from sales, if any, of products resulting from compounds already delivered by us and accepted by Schering-Plough under the collaborations.

The increase in our expected future losses from our proprietary programs may be partially offset by revenue associated with our alliance with Cephalon that we entered into in June 2006, our partnering with Wyeth on our JAK3 kinase inhibitor program in December 2006 and our new agreement with Organon in February 2007.

Our adoption of SFAS 123R, which was effective January 1, 2006, increased our compensation costs and will continue to have a significant impact on our results of operations.  Changes in the fair value of the warrants we issued in October 2006 are reported in the statements of operations as income or expense. As such, changes to the market price of our common stock or to the assumptions used in calculating the fair value of the warrants may cause significant increases or decreases to our results of operations. However, neither the impact of share-based compensation costs, nor the impact of changes in the fair value of the warrant liability will have an impact on our cash flows.

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

Revenue from milestones is recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, and we have no further performance obligations relating to that event, and (ii)  collectibility is reasonably assured.  If these criteria are not met, the milestone payment is recognized over the remaining period of our performance obligations under the arrangement.  Royalties are recognized as earned in accordance with the terms of various research and collaboration agreements.

Share-based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. This statement is a revision to SFAS 123, supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and amends SFAS No. 95, “Statement of Cash Flows.”  Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with provisions of SFAS 123R.

Under SFAS 123R, we use the Black-Scholes option pricing model to estimate the fair value of the share-based awards as of the grant date. The Black-Scholes model, by its design, is highly complex and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of judgment are the estimated lives of the share-based awards and the estimated volatility of our stock price. The Black-Scholes model is sensitive to changes in these two data inputs. Beginning in fiscal year 2006, we calculated the estimated life of stock options granted using a “simplified” method, which is based on the average of the vesting term and the actual term of the option, as a result of guidance from the SEC as contained in Staff Accounting Bulletin No. 107 permitting the initial use of this method through 2007. Typically, expected stock price volatility is based on the daily historical trading data from an appropriate point in time through the last day of the applicable period. Because our historical trading data only dates back to May 3, 2004, the date of our spin-off from Accelrys, we have determined expected volatility for fiscal year 2006 using an analysis of the stock price volatility of companies comparable to ours in our industry.

Warrant Liability

We follow EITF 00-19 in accounting for our warrants, which provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. Under EITF 00-19, to qualify as permanent equity, an equity derivative, including warrants, must permit us to settle in unregistered shares. Under securities law, if the warrants were issued in connection with a public offering and have a cash settlement feature at the holder’s option, the Company does not have the ability to settle in unregistered shares. Therefore, the warrants cannot be classified as permanent equity and are instead classified as a liability. The approximately 1,450,000 warrants that we issued as part of our equity financing in October 2006 meet this criteria, and their fair value has been recorded as a liability in the accompanying balance sheets.  Other warrants we had previously issued qualify as permanent equity and do not require remeasurement.

We record our warrant liabilities at fair value using a Black-Scholes option-pricing model and remeasure at each reporting date until the warrants are exercised or have expired. Changes in the fair value of the warrants are reported in the statements of operations as income or expense. The fair value of the warrants could be subject to significant fluctuation based on changes in our stock price, expected volatility, expected life, the risk-free interest rate and dividend yield. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of the warrants issued in October 2006.

Long-Lived Assets

We review long-lived assets, including leasehold improvements, property and equipment, and acquired technology rights, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  This requires us to estimate future cash flows related to these assets.  Actual results could differ from these estimates, which may affect the carrying amount of assets and the actual amortization expense.  As of March 31, 2007, we had long-lived assets with a net book value of $11.2 million.

Accounting for Uncertain Tax Positions

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Tax Positions – an Interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 applies to all open tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” and is intended to result in increased relevance and comparability in financial reporting of income taxes and to provide more information about the uncertainty in income tax assets and liabilities. The Company adopted FIN 48, effective January 1, 2007, and has concluded that the Company has no significant open tax positions as of March 31, 2007, and thus, such adoption had no impact on its income tax assets and liabilities.

New Accounting Pronouncements

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

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio since we have minimal debt. We ensure the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have materially affected the fair value of our interest sensitive financial instruments as of March 31, 2007.

Item 4. Controls and Procedures

For the three months ended March 31, 2007, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer (our principal financial officer and chief accounting officer), of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that as of March 31, 2007, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, cannot provide assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Additionally, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer determined that there were no changes in our internal control over financial reporting during the three month period ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

We are not currently a party to any legal proceedings the negative outcome of which would have a material adverse effect on our business, financial condition or results of operations.

Item 1A.   Risk Factors

Our performance and financial results are subject to risks and uncertainties, including, but not limited to, the specific risks disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006. Except as noted below, there have been no material changes to the risk factors disclosed in the Form 10-K.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

If we consume cash more quickly than expected, and if we are unable to raise additional capital, we may be forced to curtail operations.

As of March 31, 2007, we had cash, cash equivalents and marketable securities aggregating $59.7 million. Additionally, we received approximately $37.1 million on May 7, 2007, representing the net proceeds from the sale of approximately 8.1 million shares of our common stock in our May 2007 public underwritten offering. Also as of March 31, 2007, we had deferred revenue and other liabilities of approximately $37.7 million relating to research and development activities that are to be provided by us subsequent to March 31, 2007. We anticipate that our capital resources on hand following the consummation of our May 2007 public underwritten offering will be adequate to fund our operations at their current levels at least through December 31, 2008.  However, changes may occur that would cause us to consume available capital resources before that time. Examples of relevant potential changes that could impact our capital resources include:

•                  the costs associated with our drug research and development activities, including the costs associated with our Phase 1 and Phase 2 clinical development programs for our product candidate PS433540 and additional costs we may incur if our development programs are delayed or are more expensive to implement than we currently anticipate;

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

In May 2007, we raised capital through a public underwritten offering of common stock. Our issuance of approximately 8.1 million shares of common stock in connection with this financing resulted in significant dilution in the percentage ownership of our stockholders that owned stock prior to the financing. It is likely that we will raise capital in the future. The capital could be raised through public or private financings involving debt or common stock or other classes of our equity. Further issuances of equity securities will further dilute our stockholders’ percentage ownership.  As of May 7, 2007, there were approximately 4,084,000 stock options outstanding granted under our various equity compensation plans, and approximately 1,626,000 warrants outstanding, which includes approximately 176,000 warrants issued in connection with the GSK Agreement and approximately 1,450,000 warrants issued in connection with our October 2006 financing transaction. These equity instruments represent approximately 19% of our shares outstanding at May 7, 2007. The significant dilution represented by our outstanding warrants and equity compensation awards may make it more difficult for us to raise additional capital. Additional capital may not be available on favorable terms, or at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

Because PS433540 is in Phase 1 clinical development, there is a high risk that further development and testing will demonstrate that the product candidate is not suitable for commercialization. In addition, because we exclusively licensed PS433540 from BMS, any dispute with BMS may adversely affect our ability to develop and commercialize PS433540.

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

We do not know whether any future clinical trials of PS433540 will demonstrate sufficient safety and sufficient efficacy necessary to obtain the requisite regulatory approvals or will result in marketable products. Our failure to adequately demonstrate the safety and efficacy of PS433540 under development will prevent receipt of FDA and foreign regulatory approvals and, ultimately, their commercialization.

If there is any dispute between us and BMS regarding our rights under the BMS Agreement, our ability to develop and commercialize PS433540 may be adversely affected. Any loss of our rights from BMS could delay or completely terminate our product development efforts for PS433540 and other compounds licensed from BMS.

Our development of PS433540 may be adversely impacted if our clinical trials show certain adverse effects reported by other companies in connection with clinical trials of their endothelin receptor antagonist (ERA) product candidates.

Abnormal liver function test (LFT) results, which are indicative of potential liver toxicity, have been reported by other companies as complications in their clinical trials of ERA product candidates. Approval of PS433540 may be delayed or ultimately blocked by such concerns. If the results of any of our PS433540 clinical trials indicate abnormal LFTs, we may not receive regulatory approval to market the product candidate and our product candidate, if approved for marketing, may not be able to compete with other products. There can be no assurance that the lack of LFT abnormalities seen with respect to PS433540 prior to now will be confirmed by subsequent clinical trial results.

As developed by other companies, ERAs and angiotensin receptor blockers (ARBs) have also demonstrated teratogenicity in animals. If approved for marketing, we assume that PS433450 will be subject to a black box warning regarding teratogenicity and therefore may not be able to compete with other products that do not have a similar warning.

Prior clinical trials by other companies have also indicated that ERAs as a class of drugs may cause peripheral edema (fluid retention) in some patients. Consequently, PS433540 may not be successfully developed as a treatment for heart failure or for use in patients at risk for heart failure and may therefore have a more limited market potential than antihypertensives that are approved for the treatment of heart failure.

We had net losses in recent years and our future profitability is uncertain.

During the three months ended March 31, 2007, we had a net loss of approximately $10.0 million.  The net loss was primarily due to costs incurred in our internal product development efforts, including the costs of developing our DARA program and the research and development of our other product candidates.

We expect to incur losses in future periods and these losses are expected to increase as compared to prior periods as a result of the increased level of investment we plan to make in our internal proprietary programs in the future.

Our adoption of SFAS 123R, which was effective January 1, 2006, increased our compensation costs and will continue to have a significant impact on our results of operations. In addition, under EITF 00-19, the accounting treatment of the warrants that we issued in our October 2006 equity financing may have a significant impact on our results of operations, depending on the volatility of the market price of our common stock and the assumptions used in calculating the fair value of the warrants.

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

None.

Item 3.      Defaults upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Security Holders.

None.

Item 5.      Other Information

On May 10, 2007, the Company entered into a severance agreement with Maria L. Webb, Ph.D., the Company’s Vice President, Preclinical, Biological and Pharmacological Services.  In the event Dr. Webb’s employment with the Company is terminated without “cause” or Dr. Webb terminates her employment for “good reason”, then Dr. Webb is entitled, in addition to all accrued, unpaid base salary and benefits, to (1) a lump sum payment of six (6) months’ base salary, (2) within 30 days after the termination date, a pro rata portion of her target incentive bonus for the calendar year in which the termination occurred, based on the number of full months employed during the year, (3) continuation of group medical coverage until the earlier of six (6) months following the termination date or until Dr. Webb has obtained comparable medical coverage, and (4) exercise all vested options or other incentive securities pursuant to the terms of the option agreements under which granted.  Dr. Webb must execute a release to receive payments and other benefits under the severance agreement.  During her employment and for a one year period after termination, Dr. Webb may not compete with the Company, solicit or divert any business or any customer from the Company, cause any person to not do business with the Company or solicit for employment a current employee or consultant of the Company.  In the event of termination due to disability, Dr. Webb will receive only those benefits provided under the Company’s Long Term Disability Plan and her stock options will be treated under the Disability section of the applicable plans under which they were granted.

If Dr. Webb’s employment with the Company is terminated by the Company without “cause” or by Dr. Webb for “good reason” at any time during the period commencing two (2) months before and ending twelve (12) months after a change in control, then she will receive (1) all unpaid compensation and benefits accrued up to the termination date, (2) a lump sum payment of nine (9) months’ base salary in effect on termination date, (3) a lump sum payment of seventy-five percent (75%) of her target incentive bonus, (4) group medical continuation coverage until the earlier of nine (9) months after her termination date or the date Dr. Webb obtains comparable medical coverage, and (5) all unvested stock options or any other unvested incentive securities will vest immediately and must be exercised by the earlier of one year following the termination date or the expiration of the option term.

Dr. Webb has served as our Vice President, Preclinical Research, Biological and Pharmacological Sciences since May 2005.  She was Vice President, Drug Discovery Research from April 2002 to May 2005.  She served as Vice President, Biology of the Pharmacopeia Drug Discovery division of our former parent Accelrys from October 2000 to April 2002 and as Executive Director, Biology, from November 1999 to October 2000, Senior Director, Biology, from January 1999 to November 1999 and Director, Biology from September 1996 to January 1999.

Item 6.      Exhibits

Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Company. (1)

10.1	Collaboration and License Agreement, amended and restated effective as of February 8, 2007, between the Company and N.V. Organon.(1)(2)

10.2	Severance Agreement, dated May 10, 2007, between the Company and Maria L. Webb, Ph.D. (1)(3)

31.1

Certification of the Principal Executive Officer of Pharmacopeia, Inc. pursuant to Rule 13a-l4(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2

Certification of the Principal Financial Officer and Chief Accounting Officer of Pharmacopeia, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of the Principal Executive Officer of Pharmacopeia, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2

Certification of the Principal Financial Officer and Chief Accounting Officer of Pharmacopeia, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1)             Filed herewith.

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

PHARMACOPEIA, INC.

Date: May 10, 2007	By:	/s/ Leslie J. Browne, Ph.D.
Leslie J. Browne, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Brian M. Posner
Brian M. Posner
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and Chief Accounting Officer)

PHARMACOPEIA, INC.

INDEX TO EXHIBITS

Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Company.(1)

10.1	Collaboration and License Agreement, amended and restated effective as of February 8, 2007, between the Company and N.V. Organon. (1)(2)

10.2	Severance Agreement, dated May 10, 2007, between the Company and Maria L. Webb, Ph.D. (1)(3)

31.1

Certification of the Principal Executive Officer of Pharmacopeia, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2

Certification of the Principal Financial Officer and Chief Accounting Officer of Pharmacopeia, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certification of the Principal Executive Officer of Pharmacopeia, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2

Certification of the Principal Financial Officer and Chief Accounting Officer of Pharmacopeia, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1)             Filed herewith.

(2)             Confidential treatment of certain provisions of this exhibit has been requested.

(3)    Compensation plan or arrangement in which directors and executive officers are eligible to participate.