Form 10-Q
period 2007-06-30
PHARMACOPEIA DRUG DISCOVERY INC
filed 2007-08-02
CIK 1273013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer   ☐   Accelerated filer   ☐   Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2007
Common Stock, $0.01 par value	29,553,451

PHARMACOPEIA, INC.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Pharmacopeia, Inc.
Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91,662	$43,099
Marketable securities	1,024	3,041
Accounts receivable, net	—	5,006
Prepaid expenses and other current assets	1,502	1,498
Total current assets	94,188	52,644

Property and equipment, net	11,887	11,287
Deferred compensation plan assets	2,066	2,022
Other assets	144	174
Total assets	$108,285	$66,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,399	$2,491
Accrued liabilities	3,610	3,346
Deferred revenue, current portion	14,785	8,535
Notes payable, current portion	135	—
Warrant liability	5,446	4,378
Total current liabilities	27,375	18,750

Deferred revenue, long-term	25,007	13,813
Deferred compensation plan	2,066	2,022
Notes payable, long-term	404	—
Other liabilities, long-term	925	1,111

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 29,546,801 and 21,268,447 shares issued and outstanding, respectively	295	213
Additional paid-in capital	120,263	81,362
Accumulated deficit	(68,046)	(51,137)
Accumulated other comprehensive loss	(4)	(7)
Total stockholders’ equity	52,508	30,431
Total liabilities and stockholders’ equity	$108,285	$66,127

See accompanying notes to these unaudited consolidated financial statements

Pharmacopeia, Inc.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenue
Net revenue	$4,957	$3,292	$11,306	$7,408

Operating Expenses
Collaborative research and development expense	5,685	2,979	10,922	6,312
Proprietary research and development expense	5,033	5,468	12,451	11,760
General and administrative expense	2,771	2,424	5,459	4,871
Total operating expenses	13,489	10,871	28,832	22,943
Operating loss	(8,532)	(7,579)	(17,526)	(15,535)
Interest and other income	942	333	1,638	614
Interest and other expense	(5)	—	(5)	—
Change in warrant liability	638	—	(1,068)	—
Restructuring credits	—	88	—	88
Loss before income taxes	(6,957)	(7,158)	(16,961)	(14,833)
(Benefit from) provision for income taxes	(52)	20	(52)	28
Net loss	$(6,905)	$(7,178)	$(16,909)	$(14,861)

Net loss per share:
- Basic and diluted	$(0.26)	$(0.47)	$(0.63)	$(0.98)

Weighted average number of common stock shares outstanding:
- Basic and diluted	26,336,997	15,263,977	26,716,303	15,237,364

See accompanying notes to these unaudited consolidated financial statements

Pharmacopeia, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Six Months
	Ended June 30,
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,909)	$(14,861)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,073	961
Change in warrant liability	1,068	—
Contribution of stock to 401(k) Plan	235	219
Share-based compensation	1,048	926
Restructuring credits	—	(88)
Gain on sale of property and equipment	—	(3)
Changes in assets and liabilities:
Accounts receivable	5,006	2,021
Prepaid expenses and other current assets	(4)	(163)
Other assets	30	—
Accounts payable	908	1,418
Accrued and other liabilities	78	752
Restructuring reserve	—	(820)
Deferred revenue	17,444	19,374
Net cash provided by operating activities	9,977	9,736
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(1,673)	(998)
Proceeds from sale of property and equipment	—	3
Purchases of marketable securities	—	(1,000)
Proceeds from sale and maturities of marketable securities	2,020	13,687
Net cash provided by investing activities	347	11,692
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from registered equity offering, net	37,070	—
Proceeds from exercise of stock options	630	907
Proceeds from borrowings under line of credit, net	539	—
Net cash provided by financing activities	38,239	907
Net increase in cash and equivalents	48,563	22,335
Cash and equivalents, beginning of period	43,099	11,680
Cash and equivalents, end of period	$91,662	$34,015

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (of a normal recurring nature) considered necessary for a fair presentation of the consolidated financial statements have been included. Interim results are not necessarily indicative of the results that may be expected for the year. The unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

As part of and during the initial phase of the alliance, Cephalon is responsible for providing hit and lead compounds.  The Company and Cephalon will then work collaboratively to advance the lead compounds to preclinical development candidates.  The Company is principally responsible for medicinal chemistry research and Cephalon provides biology support, including preclinical disease models, as required by the Cephalon Agreement. The Company has agreed that, for a specified period, it will not screen its compound library for other collaborators, or for its own account, against any target it works on under the Cephalon Agreement.

Upon the nomination, if any, of preclinical development candidates by the alliance, Cephalon will be primarily responsible for their development and commercialization.  The Company will retain an option to develop certain candidates from the alliance, subject to Cephalon’s agreeing to such development.  For each preclinical development candidate, if any, advanced under the alliance, the developing company will make clinical, regulatory and sales milestone payments to the non-developing company.  In addition, the company commercializing each resulting product, if any, will pay the non-commercializing company up to double-digit royalties based on the sales level achieved.

As stated above, under the Cephalon Agreement, the Company received a non-refundable payment of $15.0 million and is principally responsible for performing medicinal chemistry research. The revenue for this research is recognized on a proportional performance basis, which is expected to approximate straight-line recognition of revenue during the three-year term of the alliance.  The Company may receive milestone payments, which would be recognized as revenue when the milestones are achieved.  Included in deferred revenue at June 30, 2007 and 2006 was approximately $9.6 million and $14.6 million, respectively, related to the Cephalon Agreement, of which $4.6 million and $9.6 million, respectively, was classified as long-term.  The Company’s revenue under the Cephalon Agreement accounted for 25% and 13% of net revenue for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, the Company’s alliance with Cephalon accounted for approximately 22% and 6%, respectively, of net revenue.  The research activities under the Cephalon Agreement commenced in June 2006.

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

Product Development and Commercialization Agreement with GSK

In March 2006, the Company and SmithKline Beecham Corporation and Glaxo Group Limited (together GSK) entered into a product development and commercialization agreement (the GSK Agreement). Under the terms of the GSK Agreement, the Company may receive up to $15.0 million in cash payments from GSK related to initial discovery activities to be conducted by the Company, including $5.0 million that the Company received in April 2006 and $5.0 million that the Company received in June 2007. The remaining $5.0 million will be payable to the Company upon its fulfillment of certain conditions related to the initial discovery activities to be conducted by the Company. The Company’s role in the alliance is to (i) identify and (ii) advance molecules in chosen therapeutic programs to development stage and (iii) subject to certain provisions in the GSK Agreement, further develop the candidates to clinical “proof of concept” (a demonstration of efficacy in humans).

The GSK Agreement provides GSK an exclusive option, exercisable at defined points during the development process for each program (up to the point of clinical proof of concept), to license that program. Upon licensing a program, GSK is obligated to conduct preclinical development and/or clinical trials and commercialize pharmaceutical products resulting from such licensed programs on a worldwide basis (the GSK License Obligations). In addition to the cash payments above, the Company is entitled to receive success-based milestone payments, starting in preclinical research, from GSK for each drug development program under the alliance and the potential for double-digit royalties upon the successful commercialization by GSK of any product resulting therefrom.

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

Since the inception of the GSK Agreement, the Company has received $10.0 million ($5.0 million in April 2006, and $5.0 million in June 2007) in connection with initial discovery and research activities the Company is obligated to perform under the GSK Agreement. The Company recorded deferred revenue associated with these payments, net of the fair value of the warrants described below, of approximately $9.5 million. As of June 30, 2007 and 2006, approximately $1.8 million and $0.5 million, respectively, was classified in deferred revenue, current portion and approximately $6.7 million and $3.9 million, respectively, was classified in deferred revenue, long-term. The Company recognizes revenue on a proportional performance basis as it performs the required discovery activities in an amount from time to time less than or equal to the non-refundable portion of payments received in connection with the GSK Agreement.  For the three months ended June 30, 2007 and 2006, the Company recognized revenue of approximately $468 thousand and $51 thousand, respectively, under the GSK Agreement. For the six months ended June 30, 2007 and 2006, the Company recognized revenue of approximately $706 thousand and $51 thousand, respectively, under the GSK Agreement. The research activities under the GSK Agreement commenced in April 2006.

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

The Company and GSK each have the right to terminate the GSK Agreement in its sole discretion under certain specified circumstances at any time during the term of the GSK Agreement. In addition, the Company and GSK each have the right to terminate the GSK Agreement under other circumstances that are customary in these types of agreements.  If the Company exercises its discretionary termination right at any time during the first five years of the term, under certain circumstances, it could be required to refund to GSK a portion of the up to $15.0 million related to initial discovery activities to be conducted by the Company referred to above.  The amount of any such refund will be calculated based upon when during the term of the GSK Agreement that termination occurs and the amount of research funding the Company had received prior to such termination.  However, there are no instances where the deferred revenue would be amortized below the amount that could be potentially refundable pursuant to the terms of the GSK Agreement.  Further, should GSK exercise its discretionary termination rights, there are no provisions in the GSK Agreement that would require the Company to refund payments received relating to its performance of initial discovery activities or milestone payments received under the GSK Agreement.

Collaboration and License Agreement with Organon

In February 2007, the Company entered into an amended and restated collaboration and license agreement (the Organon Agreement) with N.V. Organon (Organon), providing for the formation of a new alliance to discover, develop and commercialize therapeutic products across a broad range of therapeutic indications. The new alliance builds on the companies’ past collaborations, including the February 2002 agreement between the Company and Organon (the 2002 Collaboration).

Under the Organon Agreement, the Company received an up-front payment of $15.0 million in March 2007 and is entitled to receive up to $4.0 million per year ($20.0 million aggregate) in research funding over the five-year term of the research portion of the alliance.  The Organon Agreement also provides that the Company waives its rights to receive further compensation (e.g. future milestone and royalty payments) with respect to programs resulting from lead series identified by the Company and delivered to Organon under the 2002 Collaboration and certain other programs from earlier agreements.  In June 2007, the Company received an additional $1.0 million relating to the transfer to Organon of rights to certain other research programs that the Company worked on under the 2002 collaboration.

The Organon Agreement provides Pharmacopeia the option to purchase the right to co-develop and co-commercialize certain therapeutic candidates discovered through the alliance. For therapeutic candidates the Company does not elect to co-develop and co-commercialize, Organon will retain exclusive development and commercialization rights, and the Company will receive milestone payments as a result of Organon’s successful advancement, if any, of each candidate through clinical development, and up to double-digit royalties based on commercialization of any resulting pharmaceutical products.

Since February 2007, the Company has received $18.0 million in connection with the Organon Agreement (the $15.0 million up-front payment, $1.0 million for the transfer of rights to certain programs from the 2002 collaboration, and two quarterly research payments of $1.0 million each), which the Company recorded as deferred revenue. As of June 30, 2007, approximately $5.9 million was classified in deferred revenue, current portion and approximately $11.2 million was classified in deferred revenue, long-term. The Company recognizes revenue on a proportional performance basis as it performs research activities as provided in the Organon Agreement. For the three and six months ended June 30, 2007, the Company recognized approximately 17% and 8%, respectively, in connection with the Organon Agreement.

Under the 2002 Collaboration, the Company had received quarterly research funding to conduct its drug discovery activities to identify and optimize new drug candidates for multiple therapeutic targets provided by Organon. Funding received in advance was recorded as deferred revenue. As of June 30, 2006, approximately $2.3 million was recorded as deferred revenue, current portion. The research term of 2002 Collaboration ended in February 2007 and therefore the Company did not recognize any revenue from the 2002 Collaboration in the three months ended June 30, 2007. Research funding from the 2002 Collaboration was recognized as revenue on a proportional performance basis, which approximated straight-line recognition over the term of the agreement.

Under the Organon Agreement and the 2002 Collaboration, the Company recognized approximately 17% and 26%, respectively, of net revenue for the three months ended June 30, 2007 and 2006. For the six months ended June 30, 2007 and 2006, the Company recognized approximately 12% and 23%, respectively, of net revenue for the period under these collaborations.

Both Pharmacopeia and Organon have the right to terminate the Organon Agreement under certain specified circumstances at any time during the term of the Organon Agreement.   In addition, the Company and Organon each have the right to terminate the Organon Agreement under other circumstances that are customary in these types of agreements. Further, each party has the right, upon six months prior written notice provided to the other party at any time beginning two and one-half years after February 8, 2007, to terminate the research portion of the alliance and/or the Organon Agreement. Such a termination of the research portion of the alliance by Organon would not apply to Organon’s obligations with respect to any program developed by the alliance that Organon is advancing or to therapeutic candidates with respect to which the Company has previously exercised its option to purchase the right to co-develop and co-commercialize. Should Organon exercise its discretionary termination right, there are no provisions in the Organon Agreement that would require the Company to refund payments received under the Organon Agreement. If Pharmacopeia exercises its discretionary termination right, under certain circumstances, it could be subject to a termination fee of $5.0 million. Whether or not the Company is subject to the termination fee is based upon when during the term of the Organon Agreement the Company’s discretionary termination right is exercised. There will, however, be no instances where the deferred revenue associated with the Organon Agreement would be amortized below $5.0 million until such time as the Company is no longer subject to the termination fee.

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

The companies each have certain exclusive rights to develop and commercialize products resulting from the JAK3 program and the alliance.  Pharmacopeia retains the right to develop and commercialize therapeutic products for the treatment of dermatological and ocular diseases employing topical administration and Wyeth has the right to develop human therapeutic products for all other indications and routes of delivery.  Under the terms of the Wyeth Agreement, in addition to an up-front non-refundable $5.0 million cash payment that the Company received in January 2007, the Company may also receive, over the three-year research term that began in January 2007, up to $9.0 million in research funding.  In addition, the Company may receive up to $175.0 million if Wyeth achieves preclinical and clinical development and regulatory and commercialization milestones, as well as double-digit royalties on the net sales of any products commercialized by Wyeth under the alliance. Each company is responsible for all development, regulatory, manufacturing and commercialization activities for the products it develops and commercializes in its field.

In January 2007, the Company received the $5.0 million up-front non-refundable payment, which had been recorded as deferred revenue in December 2006. The revenue for this research is recognized on a proportional performance basis, which is expected to approximate straight-line recognition of revenue over the initial three year term of the alliance. For the three and six months ended June 30, 2007, the Company recognized approximately 24% and 21% of net revenue for each respective period under the Wyeth Agreement resulting in deferred revenue at June 30, 2007 of $4.2 million, of which $2.5 million was classified as long-term. The research term under the Wyeth Agreement commenced in January 2007. The Company may receive milestone payments upon the successful achievement, if any, of preclinical and clinical milestones. These milestone payments will be recognized as revenue when the milestones are achieved.

Pharmacopeia and Wyeth each have the right to terminate the Wyeth Agreement under certain specified circumstances at any time during the term of the Wyeth Agreement.  In addition, Wyeth has the right, upon six months’ prior written notice provided to the Company at any time after December 22, 2007, to terminate the research collaboration and/or the Wyeth Agreement in its entirety or in part.  Such right to termination would not apply to Wyeth’s obligations with respect to any program developed by the collaboration and licensed by Wyeth. No termination will require the Company to refund to Wyeth any or all of the above cash payments.

Collaboration and License Agreements with Schering-Plough

In April 2007, the Company’s research activities under its collaborations with Schering Corporation and Schering-Plough Ltd. (together Schering-Plough) were completed. Under the terms of the Company’s agreements with Schering-Plough, the cessation of the Company’s research activities does not affect other areas of the collaborations, including the ongoing Phase 2 and 1 clinical trials and multiple preclinical programs that Schering-Plough is conducting. The Company will continue to be entitled to payments resulting from the successful achievement by Schering-Plough, if any, of preclinical and clinical milestones, as well as royalty payments from sales, if any, of products resulting from compounds already delivered by the Company and accepted by Schering-Plough under the collaborations. For the three months ended June 30, 2007 and 2006, the Company’s collaborations with Schering-Plough accounted for approximately 21% and 45%, respectively, of net revenue in the period, including $1.0 million in milestone revenue earned in 2007. For the six months ended June 30, 2007 and 2006, the Company’s collaborations with Schering-Plough accounted for approximately 25% and 55%, respectively, of net revenue in the period, including $2.0 million and $1.0 million in milestone revenue in 2007 and 2006, respectively.

Other Collaborations

In the six months ended June 30, 2007, as part of its collaboration with Biovitrum, the Company earned approximately 10% of its net revenue for the period, including $1.0 million in milestone revenue. There was no revenue recognized during the three months ended June 30, 2007 under the Company’s collaboration with Biovitrum.

Other Items

No other collaborator accounted for more than 10% of total revenue in the three or six month periods ended June 30, 2007 and 2006.

3.              License Agreement with Bristol-Myers Squibb

In March 2006, the Company and Bristol-Myers Squibb Company (BMS) entered into an exclusive licensing agreement providing the Company an exclusive license under certain BMS patents with respect to worldwide development and commercialization of certain compounds discovered by BMS that possess dual angiotensin and endothelin receptor antagonist (DARA) activity, including lead and backup DARA development candidates. In February 2007, the Company initiated Phase 1 clinical trials with its product candidate PS433540. In April 2007, the Company paid $1.0 million to BMS relating to the initiation of Phase 1 clinical trials for PS433540 in February 2007.  The Company will pay additional milestone payments, (including $2.0 million upon the initiation, if any, of Phase 2 clinical trials) upon the achievement of further successive clinical and regulatory events in the United States and certain other jurisdictions, and royalties on sales of products, if any, resulting from the DARA program. The milestone payment in April 2007 was recorded as proprietary research and development expense in the six months ended June 30, 2007.

Under the terms of the agreement, in lieu of an up-front cash payment, the Company is providing BMS a set of compound libraries, over a period of approximately three years following the execution of the agreement. In the event the Company fails to deliver the aforementioned libraries to BMS, the Company would be required to make cash payments to BMS on a pro rata basis of up to $1.9 million as of June 30, 2007.

The Company accounted for this transaction in accordance with Accounting Principle Board Opinion 29, “Accounting for Nonmonetary Transactions” as amended by Statement of Financial Accounting Standard (SFAS) No. 153 “Exchanges of Nonmonetary Assets.” The Company estimated that the fair value of the compound library services to be provided to BMS is approximately $2.0 million. As such, and in accordance with SFAS No. 2 “Accounting for Research and Development Costs,” the Company recorded a non-cash charge of $2.0 million to proprietary research and development expense during the three months ended June 30, 2006 and recorded a liability for the estimated fair value of the compound library services. As of June 30, 2007, the liability was approximately $1.8 million, of which approximately $0.9 million is classified was other liabilities, long-term.

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

5.              Segment Information

The Company classifies its business operations in one operating segment. All of the Company’s revenues are generated from this segment. Revenue was derived from customers located in the following geographic regions:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Customers located in:
United States	72%	45%	66%	36%
Europe	28%	55%	34%	64%

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

The fair value of these equity awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the six months ended June 30, 2007 and 2006, respectively:

	2007	2006
Dividend yield	0%	0%
Expected volatility	80-90%	80-90%
Risk-free interest rate	4.51-4.60%	4.66-5.06%
Expected life (years)	6.25	6.25

For the three months ended June 30, 2007 and 2006, total share-based compensation costs associated with the adoption of SFAS 123R was approximately $526 thousand and $490 thousand, respectively, which includes approximately $79 thousand relating to the accelerated vesting of certain stock options of a former executive of the Company in May 2006. In addition to the expense incurred related to stock option grants to employees, for the three months ended June 30, 2007 the Company also incurred share-based compensation costs of approximately $9 thousand related to stock options granted to consultants. For the three months ended June 30, 2006, the Company had incurred share-based compensation costs of approximately $21 thousand related to the vesting of restricted stock grants to employees. These grants were fully vested in March 2007 and thus, there was no related expense in the three months ended June 30, 2007.

For the six months ended June 30, 2007 and 2006, total share-based compensation costs associated with the adoption of SFAS 123R was approximately $1.0 million and $884 thousand, respectively, which includes approximately $79 thousand relating to the accelerated vesting of certain stock options of a former executive of the Company in May 2006. In addition to the expense incurred related to stock option grants to employees, the Company also incurred share-based compensation costs of approximately $13 thousand and $42 thousand related to the vesting of restricted stock grants to employees for the six months ended June 30, 2007 and 2006, respectively, and approximately $19 thousand related to stock options granted to consultants for the six months ended June 30, 2007.

As of June 30, 2007, there was approximately $3.8 million of unrecognized compensation costs, net of estimated forfeitures, related to share-based payments which are expected to be recognized over a weighted average period of 2.6 years.  Cash proceeds from stock options exercised during the three months ended June 30, 2007 and 2006 was approximately $113 thousand and $171 thousand, respectively. Cash proceeds from stock options exercised during the six months ended June 30, 2007 and 2006 was approximately $630 thousand and $907 thousand, respectively.

7.              Warrant Liability

In connection with its October 2006 financing, the Company issued approximately 1,450,000 warrants to purchase Pharmacopeia common stock. The Company follows Emerging Issues Task Force (EITF) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19) in

accounting for its warrants, which provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. Under EITF 00-19, to qualify as permanent equity, an equity derivative, including warrants, must permit the Company to settle in unregistered shares. Under securities law, if the warrants were issued in connection with a public offering and have a cash settlement feature at the holder’s option, the Company does not have the ability to settle in unregistered shares. Therefore, the warrants cannot be classified as permanent equity and are instead classified as a liability. The approximately 1,450,000 warrants that the Company issued as part of its equity financing in October 2006 meet this criteria and their fair value has been recorded as a liability in the accompanying balance sheets. Other warrants the Company had previously issued qualify as permanent equity and do not require remeasurement.

The Company records its warrant liabilities at fair value using a Black-Scholes option-pricing model and remeasures at each reporting date until the warrants are exercised or have expired. Changes in the fair value of the warrants are reported in the statements of operations as income or expense. The fair value of the warrants could be subject to significant fluctuation based on changes in the Company’s stock price, expected volatility, expected life, the risk-free interest rate and dividend yield. As of June 30, 2007, the fair value of the warrant liability decreased to approximately $5.5 million from approximately $6.1 million as of March 31, 2007, and as such, approximately $0.6 million was recorded as non-operating income in the three months ended June 30, 2007. For the six months ended June 30, 2007, the net increase in warrant liability was approximately $1.1 million, which has been recorded as non-operating expense for the period. The assumptions used in the Black-Scholes option-pricing model as of June 30, 2007 and December 31, 2006, respectively, were as follows:

	June 30,	December 31,
	2007	2006
Dividend yield	0%	0%
Expected volatility	80.00%	90.00%
Risk-free interest rate	4.92%	4.70%
Expected life (years)	4.80	5.30
Stock Price	$5.55	$4.26
Exercise Price	$5.14	$5.14

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

The following table summarizes the activity and balance of the restructuring reserve at June 30, 2006 (in thousands):

	Severance Cost for
	Involuntary Employee	Costs to Exit Leased
	Terminations	Facility	Total
Restructuring charges	$132	$5,718	$5,850
Utilization of Reserves:
Cash payments	(132)	(5,172)	(5304)
Write-off Leasehold Improvements	—	(458)	(458)
Reserve Adjustment	—	(88)	(88)
Balance at June 30, 2006	$—	$—	$—

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

9.              Commitments and Contingencies

Product Development and Commercialization Agreement with GSK

Under the terms of the GSK Agreement, the Company and GSK each have the right to terminate the GSK Agreement in its sole discretion under certain specified circumstances at any time during the term of the GSK Agreement. In addition, the Company and GSK each have the right to terminate the GSK Agreement under circumstances that are customary in these types of agreements.  If the Company exercises its discretionary termination right at any time during the first five years of the term, under certain circumstances, it could be required to refund to GSK a portion of the up to $15.0 million related to initial discovery activities to be conducted by the Company under the GSK Agreement. The amount of any such refund will be calculated based upon when during the term of the GSK Agreement that termination occurs and the amount of research funding the Company had received prior to such termination.  However, there are no instances where the deferred revenue would be amortized below the amount that could be potentially refundable pursuant to the terms of the GSK Agreement.  Further, should GSK exercise its discretionary termination rights, there are no provisions in the GSK Agreement that would require the Company to refund payments received relating to its performance of initial discovery activities or milestone payments under the GSK Agreement.

The Company’s role in the alliance is to (i) identify and (ii) advance molecules in chosen therapeutic programs to development stage and (iii) subject to certain provisions in the GSK Agreement, further develop the candidates to clinical “proof of concept” (a demonstration of efficacy in humans). As of June 30, 2007, the Company had approximately $8.5 million of deferred revenue related to services that are to be provided to GSK by the Company subsequent to June 30, 2007.

License Agreement with BMS

Under the terms of its agreement with BMS, in lieu of an up-front cash payment, the Company is providing BMS a set of compound libraries, over a period of approximately three years following the execution of the agreement.  The Company recorded a liability for the estimated fair value of the compound library services, which was approximately $1.8 million as of June 30, 2007. In the event the Company fails to deliver the aforementioned libraries to BMS, the Company would be required to make cash payments on a pro rata basis of up to approximately $1.9 million as of June 30, 2007.

In addition, the Company will pay BMS milestone payments (including $2.0 million upon the initiation, if any, of Phase 2 clinical trials) upon the achievement, if any, of successive clinical and regulatory events in the United States and certain other jurisdictions, and royalties on sales of products, if any, resulting from the DARA program.

Collaboration and License Agreement with Cephalon

Under the Cephalon Agreement, the Company received an up-front, non-refundable payment of $15.0 million in June 2006 to support the Company’s research efforts.  The Company is principally responsible for performing medicinal chemistry research over the alliance term, as required by the Cephalon Agreement. As of June 30, 2007, the Company had approximately $9.6 million of deferred revenue related to services that are to be provided to Cephalon by the Company subsequent to June 30, 2007.

Collaboration and License Agreement with Organon

Under the Organon Agreement, the Company has received $18.0 million (the $15.0 million up-front payment, $1.0 million for the transfer of rights to certain programs from the 2002 collaboration, and two quarterly research payments of $1.0 million each) since February 2007 to support the Company’s research efforts.  As of June 30, 2007, the Company had approximately $17.1 million of deferred revenue related to services that are to be provided to Organon by the Company subsequent to June 30, 2007.

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

Research and License Agreement with Wyeth

Under the Wyeth Agreement, the Company received an up-front, non-refundable payment of $5.0 million in January 2007 to support the Company’s research efforts.  As of June 30, 2007, the Company had approximately $4.2 million of deferred revenue related to services that are to be provided to Wyeth by the Company subsequent to June 30, 2007.

Milestone and Royalty Commitments

Under the terms of certain agreements to which the Company is a party, it is possible that the Company may become obligated to pay aggregate milestone payments totaling up to $237 million upon the achievement of successive clinical and regulatory events and royalties on sales of products, if any, resulting from programs for which the Company has development responsibility under such agreements.  The Company will not be responsible for the payment of future milestone and/or royalty payments in the event that development of such a program is discontinued.  Preclinical and clinical development of drug candidates is a long, expensive and uncertain process.  At any stage of the preclinical or clinical development process, the Company may decide to discontinue the development of its product candidates.  To date, none of the compounds to which the Company holds complete or partial rights has reached the stage of commercial product.  The Company expects that its product candidates will not be commercially available for many years, if ever.

10.       Related Party Transaction

In May 2006, the Company entered into the Cephalon Agreement. One of the Company’s directors currently serves as the Chairman and Chief Executive Officer of Cephalon. During the three and six month periods ended June 30, 2007, the Company recognized revenue of approximately $1.3 million and $2.5 million, respectively, relating to this collaboration. During each of the three and six month periods ended June 30, 2006, the Company recognized revenue of approximately $417 thousand, respectively, relating to this collaboration.

11.       Sale of Securities

In May 2007, the Company issued and sold approximately 8.1 million shares of the Company’s common stock at a purchase price per share of $5.00 as part of a public underwritten offering.  The aggregate gross proceeds of the transaction were approximately $40.3 million. The proceeds the Company received from the transaction, net of transaction costs, were approximately $37.1 million.  The shares of common stock were sold through a prospectus supplement pursuant to one of the Company’s effective shelf registration statements.

12.       Line of Credit / Notes Payable

The Company entered into a Loan and Security Agreement (the Line of Credit) with a lending institution (the Lender) dated December 26, 2006.  The Line of Credit is intended to provide the Company with funding for equipment and other internal use assets.  Up to a total of $5.0 million in equipment fundings are available to the Company from time to time under the Line of Credit through December 2008.  Each funding will have a fixed term of 48 months for laboratory equipment and 36 months for all other collateral categories.

On May 31, 2007, the Company drew down approximately $486 thousand under the Line of Credit for laboratory equipment purchases, which is payable over 48 months, and approximately $67 thousand for other internal use equipment, which is payable over 36 months. Both notes payable carry a fixed interest rate of 10.28%. As of June 30, 2007, the balance of these loans was approximately $539 thousand, $404 thousand of which is classified as notes payable, long-term.

13.       New Accounting Pronouncements

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

•                  our existing and proposed Phase 1 clinical studies and proposed Phase 2 clinical studies with respect to PS433540, including timing and expected outcomes of such studies;

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

PS433540, a product candidate we are developing internally, is in Phase 1 clinical development. PS433540 is a Dual-Acting angiotensin and endothelin Receptor Antagonist (DARA) that we in-licensed from BMS and that is being developed as a potential treatment for cardiovascular diseases, including most importantly hypertension and diabetic nephropathy.  Our licensing agreement with BMS provides us with an exclusive license under certain BMS patents with respect to worldwide development and commercialization of PS433540, as well as certain other compounds discovered by BMS that possess DARA activity.  We believe that PS433540 administered as a single agent has the potential to have a superior efficacy profile to monotherapy with an angiotensin receptor blocker for the potential treatment of hypertension and diabetic nephropathy.  In April 2007, we announced positive results from our first Phase 1 clinical study with PS433540. Also in April 2007, we initiated a Phase 1 multiple ascending dose study with PS433540, and in July 2007, we initiated a Phase 1 angiotensin II challenge study with PS433540. We plan to initiate a Phase 2a clincal trial in hypertension in the second half of 2007 and a second Phase 2 clinical trial for PS433540 in hypertension in the first half of 2008.

We have concentrated our internal discovery programs primarily on diseases related to immunoregulation.  Immunoregulatory indications could include rheumatoid arthritis, psoriasis, inflammatory bowel disease, multiple sclerosis and others. This focus builds on our expertise in the area, and also takes advantage of attractive commercial opportunities we believe exist. Our internal discovery efforts include developing CCR1 antagonists to treat inflammatory diseases including rheumatoid arthritis and multiple sclerosis as well as programs directed at generating JAK3 inhibitors for topical use in dermatological and ocular diseases. We have partnered our JAK3 Inhibitors program with Wyeth for all indications and routes of delivery other than topical administration for dermatological and ocular diseases. We also have a discovery program focused on A2a antagonists to treat Parkinson’s disease.  We fully fund our internal discovery programs and retain intellectual property and ownership rights to any compounds discovered. At an appropriate point, we may license one or more of these compounds or programs to a partner.

In addition to our proprietary research and development, we currently have collaborations under which we are actively performing research and development activities with leading pharmaceutical and biotechnology companies, including Cephalon, GlaxoSmithKline, Organon and Wyeth.  While the nature of our collaborative relationships vary with each of these companies, we retain certain development and/or commercialization rights under the terms of each agreement. We also have other agreements with leading pharmaceutical and biotechnology companies, including Schering Corporation and Schering-Plough Ltd. (together Schering-Plough) and BMS, where we have completed our research activities and the partner is now responsible for the development of potential therapeutic products. Our collaborative research efforts with Schering Plough and BMS have resulted in a portfolio that includes one partnered program currently in Phase 2 clinical trials targeting chronic obstructive pulmonary disease (COPD) and four partnered programs in active Phase 1 clinical trials targeting oncology and inflammatory diseases.

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

Preclinical and clinical development of drug candidates is a long, expensive and uncertain process. We continue to pursue the discovery and development of product candidates in both our internal and collaborative programs. The drug candidates described above are at early stages and none have received regulatory approval for commercial sale. All of the compounds face the substantial risk of failure inherent in drug discovery and development. At any stage of the clinical development process, we or our collaborators may decide to discontinue development of our product candidates. To date, none of the compounds in which we hold complete or partial rights has reached the stage of a commercial product and, although we have received license and milestone fees, we may never receive any sales revenues, royalty payments, or any additional license and milestone fees, under our current or any future collaborations. We do not expect that our product candidates will be commercially available for many years, if ever.

From time to time we have considered, and we will continue to consider strategic initiatives intended to further the development of our business. In addition, we consider opportunities to expand our product pipeline through the acquisition or in-licensing of, or investment in, product development candidates, and we intend to continue to explore those opportunities.

Liquidity and Capital Resources

As of June 30, 2007, we had cash, cash equivalents and marketable securities of $92.7 million compared to $46.1 million at December 31, 2006, representing 86% and 70% of our total assets, respectively. We make investments in highly liquid investment-grade marketable securities, including corporate bonds and United States government and agency securities. As of June 30, 2007, we had deferred revenue and other liabilities of approximately $41.6 million relating to research and development activities that are to be provided by us subsequent to June 30, 2007, of which $25.9 million was classified as long-term. The following is a summary of selected cash flow information for the six months ended June 30, 2007 and 2006 (in thousands):

	Six months ended June 30,
	2007	2006
Net loss	$(16,909)	$(14,861)
Adjustments for noncash operating items	3,424	2,015

Net cash operating loss	(13,485)	(12,846)
Net change in assets and liabilities	23,462	22,582

Net cash provided by operating activities	$9,977	$9,736

Net cash provided by investing activities	$347	$11,692

Net cash provided by financing activities	$38,239	$907

Net cash provided by operating activities

Net cash provided by operating activities for the six months ended June 30, 2007 resulted primarily from the receipts of a $5.0 million up-front non-refundable payment received in January 2007 relating to the Wyeth Agreement, a $15.0 million up-front non-refundable payment received in February 2007 in connection with the Organon Agreement, and a $5.0 million payment received in June 2007 related to the second tranche of research funding under the GSK Agreement, offset by cash used to fund both our proprietary internal drug research and development efforts, including our Phase 1 clinical trials for PS433540, and the fulfillment of our research and development performance obligations under our collaborations. Absent the receipt of the $25.0 million from Wyeth, Organon and GSK, our net cash used in operating activities would have been approximately $15.0 million.

Net cash provided by operating activities for the six months ended June 30, 2006 was primarily due to the receipts of a $5.0 million up-front payment received in April 2006 relating to the GSK Agreement and a $15.0 million up-front non-refundable payment received in June 2006 relating to the Cephalon Agreement, offset by cash used to fund both our proprietary internal drug research and preclinical development efforts and the fulfillment of our research and development performance obligations under our collaborations, as well as the payment of restructuring expenses related to the 2004 consolidation of our facilities. Absent the receipt of the $20.0 million from GSK and Cephalon, our net cash used in operating activities would have been approximately $10.3 million.

Net cash provided by investing activities

Net cash provided by investing activities for the six months ended June 30, 2007 and 2006 related primarily to the net sales and maturities of marketable securities, partially offset by capital expenditures for laboratory and information technology equipment and software.

Net cash provided by financing activities

In May 2007, we issued and sold approximately 8.1 million shares of our common stock at a purchase price per share of $5.00 as part of a public underwritten offering.  The aggregate gross proceeds of the transaction were approximately $40.3 million. The proceeds we received from the transaction, net of transaction costs, were approximately $37.1 million.  The shares of common stock were sold through a prospectus supplement pursuant to one of our effective shelf registration statements.

Net cash provided by financing activities for the six months ended June 30, 2007 also included proceeds, net of repayments, of approximately $539 thousand received from borrowings under our Line of Credit and proceeds from the issuance of common stock in connection with exercises of stock options.  Net cash provided by financing activities for the six months ended June 30, 2006 related to proceeds from the issuance of common stock in connection with exercises of stock options.

Liquidity and Capital Resources Outlook

We expect to continue to use our capital to fund our operations. We expect that our research and development expenditures will continue to increase in the future as we increase our internal drug research and development efforts. Preclinical development studies and clinical trials are significant, time-consuming and costly processes. Conducting our own drug research and development is a key component of our business model. PS433540, a product candidate from our DARA program that we are developing internally, is currently in Phase 1 clinical trials.  We plan to initiate a Phase 2a clinical trial in hypertension in the second half of 2007 and a second Phase 2 clinical trial in the first half of 2008. Conducting these Phase 2 clinical trials will significantly increase our proprietary research and development costs.  Additionally, should such Phase 2 clinical trials be initiated, we would be obligated to pay BMS $2.0 million relating to this achievement within 10 days of such initiation.  In addition, as part of our collaborative agreements with Cephalon, GSK, Organon and Wyeth, we have received up-front payments. In connection with these agreements, we are obligated to perform significant research and development activities over multiple years and as such, expect to incur significant costs performing such activities.

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

Three months ended June 30, 2007 and 2006

Our net revenue increased 51% to $5.0 million in the three months ended June 30, 2007 compared to $3.3 million in the three months ended June 30, 2006. Net revenue consists of research and development efforts we perform under our various collaboration agreements, as well as our earning of milestones, success fees and license revenue if and as our discoveries progress through our collaborators’ development processes. Net revenue for the three months ended June 30, 2007 and 2006 is summarized as follows (in thousands):

	For the three months ended June 30,
	2007	2006

Collaborative research revenue	$3,806	$3,167
Milestones, success fees and license revenue	1,151	125

	$4,957	$3,292

Cephalon accounted for 25% and 13% of our net revenue in the three months ended June 30, 2007 and 2006, respectively.  Wyeth accounted for 24% of our net revenue in the three months ended June 30, 2007.  Our alliance with Wyeth commenced in January 2007 and therefore there was no corresponding revenue in the three months ended June 30, 2006.  Organon accounted for 17% and 26% of our net revenue in the three months ended June 30, 2007 and 2006, respectively.  Schering-Plough accounted for 21% and 45% of our net revenue in the three months ended June 30, 2007 and 2006, respectively, including $1.0 million of our milestone and success fees revenue recorded in the three months ended June 30, 2007.

The increase in collaborative research revenue in the three months ended June 30, 2007 versus the prior year period was largely due to our recent alliances with Cephalon, Wyeth, and GSK, partially offset by the decrease in research revenue that resulted from the completion of our research activities under our collaborations with Schering-Plough in April 2007.

Collaborative research and development expense includes the labor, material, equipment and allocated facilities cost of our scientific staff that is working on collaborative partnerships. Collaborative research and development expenses increased 91% to $5.7 million in the three months ended June 30, 2007 compared to $3.0 million in the three months ended June 30, 2006. This increase relates to an increase in resources allocated to our recent alliances with GSK, Cephalon and Wyeth. In December 2006, we entered into the Wyeth Agreement in which we licensed certain rights to our JAK3 program to Wyeth. Prior to January 2007, the resources that were deployed on the JAK3 program were accounted for in proprietary research and development expense. Resources deployed on our JAK3 program, as they relate to programs for employing topical administration for ocular and dermatological diseases, have been and will continue to be accounted for in proprietary research and development as we retain all rights to these programs. This increase was offset by decreased resources allocated to our collaborations with Schering-Plough that resulted from the completion of our research activities in April 2007.  Share-based compensation costs associated with our adoption of SFAS 123R for the three months ended June 30, 2007 and 2006 were $138 thousand and $80 thousand, respectively.

Proprietary research and development expense includes research and development acquisition costs, labor, material, equipment and allocated facilities cost of scientific staff working on self-funded internal drug discovery and development programs. Our most advanced internal program is our DARA program, which is in Phase 1 clinical trials. We licensed our DARA program from BMS in March 2006. In addition, we currently have several internal programs in advanced preclinical discovery. Proprietary research and development expenses decreased 8% to $5.0 million in the three months ended June 30, 2007 compared to $5.5 million in the three months ended June 30, 2006.  This decrease was primarily attributable to a decrease in costs related to our JAK3 program and a reduction in resources allocated to our Adenosine A2a program. As previously mentioned, certain aspects of our JAK3 program were partnered with Wyeth in December 2006. The majority of the costs related to this program, previously incurred in proprietary research and development expense in prior periods, are now categorized as collaborative research and development. This decrease was offset by costs relating to the Phase 1 clinical trials for PS433540 and costs expended on our CCR1 discovery program. Share-based compensation costs associated with our adoption of SFAS 123R for the three months ended June 30, 2007 and 2006 were $76 thousand and $94 thousand, respectively. Because of the speculative nature of these internal drug discovery and development projects, it is not possible to estimate completion dates or costs of completion. Additionally, from time to time, certain staff and other research and development resources may be temporarily redirected from one project to another, which redirection may also delay or impact the cost of internal drug discovery and development projects.

General and administrative expense increased by 14% to $2.8 million in the three months ended June 30, 2007 compared to $2.4 million in the three months ended June 30, 2006.  The increase in general and administrative expense is primarily attributable to increased consulting and share-based compensation costs during the three months ending June 30, 2007.  Share-based compensation costs associated with our adoption of SFAS 123R for the three months ended June 30, 2007 and 2006 were $312 thousand and $237 thousand, respectively.

Interest and other income, net increased to $942 thousand in the three months ended June 30, 2007 compared to $333 thousand in the three months ended June 30, 2006.  This increase is primarily due to higher yields on our increased cash, cash equivalents, and marketable securities balances during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

The income associated with the decrease in warrant liability represents the change in the fair value of the warrants that were issued in connection with our equity financing in October 2006, from March 31, 2007 to June 30, 2007. The fair value of the warrants is determined using the Black-Scholes option-pricing model and is remeasured at each reporting period quarterly.

Increase in income tax benefit represents an adjustment to our estimated provision to reflect actual minimum taxes due.  We recorded no income tax provision for the three months ended June 30, 2007 as the minimum state income taxes that we previously were subject to no longer apply due to state legislative changes. For the three months ended June 30, 2006, we recorded an income tax provision of $20 thousand related to these minimum state income taxes.

As a result of the net revenues and expenses described above, we generated a net loss of $6.9 million ($0.26 per basic and diluted share) in the three months ended June 30, 2007, compared to a net loss of $7.2 million ($0.47 per basic and diluted share) in the three months ended June 30, 2006.

Six months ended June 30, 2007 and 2006

Our net revenue increased 53% to $11.3 million in the six months ended June 30, 2007 compared to $7.4 million in the six months ended June 30, 2006. Net revenue consists of research and development efforts we perform under our various collaboration agreements, as well as our earning of milestones, success fees and license revenue if and as our discoveries progress through our collaborators’ development processes. Net revenue for the six months ended June 30, 2007 and 2006 is summarized as follows (in thousands):

	For the six months ended June 30,
	2007	2006

Collaborative research revenue	$7,838	$6,158
Milestones, success fees and license revenue	3,468	1,250
	$11,306	$7,408

Cephalon accounted for 22% and 6% of our net revenue in the six months ended June 30, 2007 and 2006, respectively.  Our alliance with Cephalon commenced in May 2006.  Wyeth accounted for 21% of our net revenue in the six months ended June 30, 2007.  Our alliance with Wyeth commenced in January 2007 and therefore there was no corresponding revenue in the six months ended June 30, 2006.  Organon accounted for 12% and 23% of our net revenue in the six months ended June 30, 2007 and 2006, respectively.  Schering-Plough accounted for 25% and 45% of our net revenue in the six months ended June 30, 2007 and 2006, respectively, including $2.0 million of our milestone and success fees revenue recorded in the six months ended June 30, 2007.

The increase in collaborative research revenue in the six months ended June 30, 2007 was largely due to our recent alliances with Cephalon, Wyeth, and GSK, partially offset decreased research revenue that resulted from the completion of our research activities under our collaborations with Schering-Plough in April 2007.

The increase in milestones, success fees and license revenue relates to $3.0 million in milestone revenue earned in the six months ended June 30, 2007 ($2.0 million from our Schering-Plough collaborations and $1.0 million from our collaboration with Biovitrum), compared to the achievement of $1.0 million milestone revenue earned in the six months ended June 30, 2006 (from our Schering-Plough collaborations).

Collaborative research and development expense includes the labor, material, equipment and allocated facilities cost of our scientific staff that is working on collaborative partnerships. Collaborative research and development expenses increased 73% to $10.9 million in the six months ended June 30, 2007 compared to $6.3 million in the six months ended June 30, 2006. This increase relates to an increase in resources allocated to our recent alliances with GSK, Cephalon and Wyeth. In December 2006, we entered into the Wyeth agreement under which we licensed certain rights to our JAK3 program to

Wyeth. Prior to January 2007, the resources that were deployed on the JAK3 program were accounted for in proprietary research and development expense. Resources deployed on our JAK3 program, as they relate to programs for employing topical administration for ocular and dermatological diseases, have been and will continue to be accounted for in proprietary research and development as we retain all rights to these programs. This increase was offset by decreased resources allocated to our collaborations with Schering-Plough that resulted from the completion of our research activities in April 2007. Share-based compensation costs associated with our adoption of SFAS 123R for the six months ended June 30, 2007 and 2006 were $263 thousand and $158 thousand, respectively.

Proprietary research and development expense includes research and development acquisition costs, labor, material, equipment and allocated facilities cost of scientific staff working on self-funded internal drug discovery and development programs. Our most advanced internal program is our DARA program, which is in Phase 1 clinical trials. We licensed our DARA program from BMS in March 2006. In addition, we currently have several internal programs in advanced preclinical discovery. Proprietary research and development expenses increased 6% to $12.5 million in the six months ended June 30, 2007 compared to $11.8 million in the six months ended June 30, 2006. Proprietary research and development expense for the six months ended June 30, 2006 included a $2.0 million charge relating to acquisition costs of the DARA program from BMS. Exclusive of this charge, the increase for the six months ended June 30, 2007 over the six months ended June 30, 2006 was 28%, or $2.7 million. This increase was primarily attributable to costs relating to the Phase 1 clinical trials for PS433540, including a $1.0 million milestone payment to BMS, and costs expended on our CCR1 discovery program. The increase was offset by a decrease in costs related to our JAK3 program. As previously mentioned, certain aspects of our JAK3 program were partnered with Wyeth in December 2006. The majority of the costs related to this program, previously incurred in proprietary research and development expense in prior periods, are now categorized as collaborative research and development.  Share-based compensation costs associated with our adoption of SFAS 123R for the six months ended June 30, 2007 and 2006 were $149 thousand and $185 thousand, respectively. Because of the speculative nature of these internal drug discovery and development projects, it is not possible to estimate completion dates or costs of completion. Additionally, from time to time, certain staff and other research and development resources may be temporarily redirected from one project to another, which redirection may also delay or impact the cost of internal drug discovery and development projects.

General and administrative expense increased by 12% to $5.5 million in the six months ended June 30, 2007 compared to $4.9 million in the six months ended June 30, 2006.  The increase in general and administrative expense is attributable to increased consulting and share-based compensation costs during the six months ended June 30, 2007.  Share-based compensation costs associated with our adoption of SFAS 123R for the six months ended June 30, 2007 and 2006 were $604 thousand and $462 thousand, respectively.

Interest and other income, net increased to $1.6 million in the six months ended June 30, 2007 compared to $614 thousand in the six months ended June 30, 2006.  This increase is primarily due to higher yields on our increased cash, cash equivalents, and marketable securities balances during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

The expense associated with the increase in warrant liability represents the change in the fair value of the warrants that were issued in connection with our equity financing in October 2006, from December 31, 2006 to June 30, 2007. The fair value of the warrants is determined using the Black-Scholes option-pricing model and is remeasured at each reporting period (quarterly).

Increase in tax benefit represents an adjustment to our estimated provision, to reflect actual minimum taxes due.  We recorded no income tax provision for the six months ended June 30, 2007 as the minimum state income taxes that we previously were subject to no longer apply due to state legislative changes. For the six months ended June 30, 2006, we recorded an income tax provision of $20 thousand related to these minimum state income taxes.

As a result of the net revenues and expenses described above, we generated a net loss of $16.9 million ($0.63 per basic and diluted share) in the six months ended June 30, 2007, compared to a net loss of $14.9 million ($0.98 per basic and diluted share) in the six months ended June 30, 2006.

Contractual Obligations

For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended December 31, 2006. See discussion of the Collaboration and License Agreement with Organon in Note 2, as well as the commitments and contingencies in Note 9, respectively to the unaudited consolidated financial statements contained herein for new contractual obligations as of June 30, 2007.

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

Under SFAS 123R, we use the Black-Scholes option pricing model to estimate the fair value of the share-based awards as of the grant date. The Black-Scholes model, by its design, is highly complex and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of judgment are the estimated lives of the share-based awards and the estimated volatility of our stock price. The Black-Scholes model is sensitive to changes in these two data inputs. Beginning in fiscal year 2006, we calculated the estimated life of stock options granted using a “simplified” method, which is based on the average of the vesting term and the actual term of the option, as a result of guidance from the SEC as contained in Staff Accounting Bulletin No. 107 permitting the initial use of this method through 2007. Typically, expected stock price volatility is based on the daily historical trading data from an appropriate point in time through the last day of the applicable period. Because our historical trading data only dates back to May 3, 2004, the date of our spin-off from Accelrys, we determine our expected volatility using an analysis of the stock price volatility of companies comparable to ours in our industry.

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

Long-Lived Assets

We review long-lived assets, including leasehold improvements, property and equipment, and acquired technology rights, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  This requires us to estimate future cash flows related to these assets.  Actual results could differ from these estimates, which may affect the carrying amount of assets and the actual amortization expense.  As of June 30, 2007, we had long-lived assets with a net book value of $11.9 million.

Accounting for Uncertain Tax Positions

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Tax Positions – an Interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 applies to all open tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” and is intended to result in increased relevance and comparability in financial reporting of income taxes and to provide more information about the uncertainty in income tax assets and liabilities. We adopted FIN 48, effective January 1, 2007, and have concluded that we have no significant open tax positions as of June 30, 2007, and thus, such adoption had no impact on our income tax assets and liabilities.

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

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio since we have minimal debt. We ensure the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have materially affected the fair value of our interest sensitive financial instruments as of June 30, 2007.

Item 4. Controls and Procedures

For the three months ended June 30, 2007, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer (our principal financial officer and chief accounting officer), of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that as of June 30, 2007, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, cannot provide assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Additionally, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer determined that there were no changes in our internal control over financial reporting during the three month period ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2007, we had cash, cash equivalents and marketable securities aggregating $92.7 million. Also as of June 30, 2007, we had deferred revenue and other liabilities of approximately $41.6 million relating to research and development activities that are to be provided by us subsequent to June 30, 2007. We anticipate that our capital resources on hand as of

June 30, 2007 will be adequate to fund our operations at their current levels at least through December 31, 2008.  However, changes may occur that would cause us to consume available capital resources before that time. Examples of relevant potential changes that could impact our capital resources include:

•      the costs associated with our drug research and development activities, including the costs associated with our Phase 1 and Phase 2 clinical development programs (including our planned Phase 2 clinical trials) for our product candidate PS433540 and additional costs we may incur if our development programs are delayed or are more expensive to implement than we currently anticipate;

•      changes in existing collaborative relationships, including the funding we receive in connection with those relationships;

•      the progress of our milestone and royalty producing activities;

•      acquisitions of other businesses or technologies;

•      the purchase of additional capital equipment and construction of additional laboratory space;

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

In May 2007, we raised capital through a public underwritten offering of common stock. Our issuance of approximately 8.1 million shares of common stock in connection with this financing resulted in significant dilution in the percentage ownership of our stockholders that owned stock prior to the financing. It is likely that we will raise capital in the future. The capital could be raised through public or private financings involving debt or common stock or other classes of our equity. Further issuances of equity securities will further dilute our stockholders’ percentage ownership.  As of June 30, 2007, there were approximately 3,932,000 stock options outstanding granted under our various equity compensation plans, and approximately 1,626,000 warrants outstanding, which includes approximately 176,000 warrants issued in connection with the GSK Agreement and approximately 1,450,000 warrants issued in connection with our October 2006 financing transaction. These equity instruments represent approximately 19% of our shares outstanding at June 30, 2007. The significant dilution represented by our outstanding warrants and equity compensation awards may make it more difficult for us to raise additional capital. Additional capital may not be available on favorable terms, or at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

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

PS433540 must satisfy rigorous standards of safety and efficacy before the FDA and foreign regulatory authorities will approve it for commercial use.  Phase 1 clinical trials with PS433540 may not demonstrate that the product candidate is sufficiently safe to warrant our continued development of it, and Phase 2 clinical trials, if any, with PS433540 may not demonstrate that it is efficacious with respect to the clinical indications for which we seek to develop it.  We will need to conduct significant additional clinical trials to demonstrate the safety and efficacy of PS433540 to the satisfaction of the FDA and foreign regulatory authorities to obtain product approval.

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

We do not know whether any future clinical trials of PS433540 will demonstrate sufficient safety and efficacy necessary to obtain the requisite regulatory approvals or will result in marketable products.  Our failure to adequately demonstrate the safety and efficacy of PS433540 in the development program will prevent receipt of FDA and foreign regulatory approvals and, ultimately, its commercialization.

If there is any dispute between us and BMS regarding our rights under the BMS Agreement, our ability to develop and commercialize PS433540 may be adversely affected.  Any loss of our rights from BMS could delay or completely terminate our product development efforts for PS433540 and other compounds licensed from BMS.

We had net losses in recent years and our future profitability is uncertain.

During the six months ended June 30, 2007, we had a net loss of approximately $16.9 million.  The net loss was primarily due to costs incurred in our internal product development efforts, including the costs of developing our DARA program and the research and development of our other product candidates.

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

None.

Item 3.      Defaults upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Security Holders.

On May 3, 2007, we held our Annual Meeting of Stockholders in Cranbury, New Jersey.  The following matters were submitted to a vote of security holders.

Our stockholders voted to elect the following Class III members of our Board of Directors for terms of three years each:

		Votes
Nominee	Votes For	Withheld
Steven J. Burakoff, M.D.	19,534,376	184,530
Bruce A. Peacock	19,287,991	430,915
Martin H. Soeters	19,351,503	367,403

Our stockholders also voted to elect Dennis H. Langer, M.D., J.D. as a Class I member of our Board of Directors to serve until our 2008 annual meeting of stockholders.  19,345,058 votes were cast in favor of Dr. Langer’s election and 373,848 votes were withheld with respect to his election.

Our directors whose terms of office continued after the meeting include two Class I directors whose term expires in 2008, Frank Baldino, Jr., Ph.D. and Leslie J. Browne, Ph.D., and three Class II directors whose term expires in 2009, Carol A. Ammon, Paul A. Bartlett, Ph.D. and Joseph A. Mollica, Ph.D.

Our stockholders voted as follows to ratify the appointment of Ernst & Young LLP as our independent external auditors for the fiscal year ending December 31, 2007: 19,694,094 shares were voted in favor of ratification, 20,823 shares were voted against ratification, and 3,987 shares abstained from voting.

Our stockholders voted as follows to amend our Certificate of Incorporation to change our name from “Pharmacopeia Drug Discovery, Inc.” to “Pharmacopeia, Inc.”: 19,686,904 shares were voted in favor of the amendment, 28,426 shares were voted against the amendment, and 3,573 shares abstained from voting.

Our stockholders voted as follows to approve the Amended and Restated 2004 Stock Incentive Plan (the “Plan”) which increased the number of shares available for issuance there under and revised the plan in light of section 409A of the Internal Revenue Code of 1986: 12,882,131 shares were voted in favor of the Plan, 1,883,311 shares were votes against the Plan, 16,484 shares abstained from voting, and 4,936,979 shares were broker non-votes.

Item 5.      Other Information

None.

Item 6.      Exhibits

Exhibits.

10.1	Master Security Agreement dated as of December 26, 2006 between Oxford Finance Corporation and Pharmacopeia, Inc. (1)

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

PHARMACOPEIA, INC.

Date: August 2, 2007	By:	/s/ Leslie J. Browne, Ph.D.
Leslie J. Browne, Ph.D.
President, Chief Executive Officer
and Director
(Principal Executive Officer)

	By:	/s/ Brian M. Posner
Brian M. Posner
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and Chief
Accounting Officer)

PHARMACOPEIA, INC.

INDEX TO EXHIBITS

Exhibits.

10.1	Master Security Agreement dated as of December 26, 2006 between Oxford Finance Corporation and Pharmacopeia, Inc. (1)

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