Form 10-Q
period 2007-09-30
PHARMACOPEIA INC
filed 2007-11-05
CIK 1273013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2007
Common Stock, $0.01 par value	29,615,353

PHARMACOPEIA, INC.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Pharmacopeia, Inc.
Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$61,287	$43,099
Marketable securities	20,068	3,041
Accounts receivable, net	1,013	5,006
Prepaid expenses and other current assets	1,637	1,498
Total current assets	84,005	52,644

Property and equipment, net	12,946	11,287
Deferred compensation plan assets	2,101	2,022
Other assets	144	174
Total assets	$99,196	$66,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,733	$2,491
Accrued liabilities	4,499	2,457
Deferred revenue, current portion	16,563	9,424
Notes payable, current portion	573	—
Warrant liability	5,503	4,378
Total current liabilities	29,871	18,750

Deferred revenue, long-term	23,990	14,924
Deferred compensation plan liabilities	2,101	2,022
Notes payable, long-term	1,624	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 29,609,135 and 21,268,447 shares issued and outstanding, respectively	296	213
Additional paid-in capital	121,056	81,362
Accumulated deficit	(79,742)	(51,137)
Accumulated other comprehensive loss	—	(7)
Total stockholders’ equity	41,610	30,431
Total liabilities and stockholders’ equity	$99,196	$66,127

See accompanying notes to these unaudited consolidated financial statements

Pharmacopeia, Inc.
Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Revenue
Net revenue	$5,089	$6,257	$16,395	$13,665

Operating Expenses
Collaborative research and development expense	5,775	3,448	16,697	9,760
Proprietary research and development expense	9,514	5,801	21,965	17,561
General and administrative expense	2,566	2,130	8,025	7,001
Total operating expenses	17,855	11,379	46,687	34,322
Operating loss	(12,766)	(5,122)	(30,292)	(20,657)
Interest and other income	1,142	419	2,780	1,033
Interest and other expense	(15)	—	(20)	—
Change in warrant liability	(57)	—	(1,125)	—
Restructuring credits	—	—	—	88
Loss before income taxes	(11,696)	(4,703)	(28,657)	(19,536)
(Benefit from) provision for income taxes	—	9	(52)	37
Net loss	$(11,696)	$(4,712)	$(28,605)	$(19,573)

Net loss per share:
- Basic and diluted	$(0.40)	$(0.31)	$(1.07)	$(1.28)

Weighted average number of common stock shares outstanding:
- Basic and diluted	29,566,714	15,297,476	26,737,034	15,244,905

See accompanying notes to these unaudited consolidated financial statements

Pharmacopeia, Inc.
Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Nine Months
	Ended September 30,
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,605)	$(19,573)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	1,690	1,406
Change in warrant liability	1,125	—
Contribution of stock to 401(k) Plan	342	311
Share-based compensation	1,604	1,418
Restructuring credits	—	(88)
Gain on sale of property and equipment	—	(3)
Changes in assets and liabilities:
Accounts receivable	3,993	248
Prepaid expenses and other current assets	(139)	(360)
Other assets	30	—
Accounts payable	242	1,608
Accrued and other liabilities	2,043	(1,134)
Restructuring reserve	—	(820)
Deferred revenue	16,205	18,782
Net cash (used in) provided by operating activities	(1,470)	1,795
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,349)	(2,172)
Proceeds from sale of property and equipment	—	3
Purchases of marketable securities	(20,000)	(1,000)
Proceeds from sale and maturities of marketable securities	2,980	14,766
Net cash (used in) provided by investing activities	(20,369)	11,597
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from registered equity offering, net	37,070	—
Proceeds from exercise of stock options	760	907
Proceeds from borrowings under line of credit, net	2,197	—
Net cash provided by financing activities	40,027	907
Net increase in cash and equivalents	18,188	14,299
Cash and equivalents, beginning of period	43,099	11,680
Cash and equivalents, end of period	$61,287	$25,979

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

Pharmacopeia is a clinical development stage biopharmaceutical company dedicated to discovering and developing novel small molecule therapeutics to address significant medical needs.  Using proprietary technologies and processes, the Company seeks to identify, optimize and develop novel drug candidates through its own internally-funded drug discovery and development programs and in collaborations with major pharmaceutical and biotechnology companies.  The Company has a broad portfolio of clinical and preclinical candidates under development internally or by partners, including seven compounds in Phase 2 or Phase 1 development, addressing multiple indications including hypertension, diabetic nephropathy, muscle wasting, inflammation and respiratory disease.

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

Upon the nomination of any preclinical development candidates by the alliance, Cephalon will be primarily responsible for their development and commercialization.  The Company will retain an option to develop certain candidates from the alliance, subject to Cephalon’s agreeing to such development.  For any preclinical development candidate advanced under the alliance, the developing company will make clinical, regulatory and sales milestone payments to the non-developing company.  In addition, the company commercializing any resulting product will pay the non-commercializing company up to double-digit royalties based on the sales level achieved.

As stated above, under the Cephalon Agreement, the Company received a non-refundable payment of $15.0 million and is principally responsible for performing medicinal chemistry research. The revenue for this research is recognized on a proportional performance basis, which is expected to approximate straight-line recognition of revenue during the three-year term of the alliance.  Included in deferred revenue at September 30, 2007 was approximately $8.3 million, related to the Cephalon Agreement, of which $3.3 million was classified as long-term.  The Company’s revenue under the Cephalon Agreement accounted for $1.3 million, or 25%, and $1.3 million, or 20%, of net revenue for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, the Company’s alliance with Cephalon accounted for approximately $3.8 million, or 23%, and $1.7 million, or 12%, of net revenue, respectively.  The research activities under the Cephalon Agreement commenced in June 2006.

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

Product Development and Commercialization Agreement with GSK

In March 2006, the Company and SmithKline Beecham Corporation and Glaxo Group Limited (together GSK) entered into a product development and commercialization agreement (the GSK Agreement). Under the terms of the GSK Agreement, the Company may receive up to $15.0 million in cash payments from GSK related to initial discovery activities to be conducted by the Company, including $5.0 million that the Company received in April 2006 and $5.0 million that the Company received in June 2007. The remaining $5.0 million will be payable to the Company upon its fulfillment of certain conditions related to the initial discovery activities to be conducted by the Company. The Company’s role in the alliance is to (i) identify and (ii) advance molecules in chosen therapeutic programs to development stage and (iii) subject to certain provisions in the GSK Agreement, further develop the candidates to Phase 2 clinical “proof of concept” (a demonstration of efficacy in humans).

The GSK Agreement provides GSK an exclusive option, exercisable at defined points during the development process for each program (up to the point of clinical proof of concept), to license that program. Upon licensing a program, GSK is obligated to conduct preclinical development and/or clinical trials and commercialize pharmaceutical products resulting from such licensed programs on a worldwide basis.  In addition to the cash payments above, the Company is entitled to receive success-based milestone payments, starting in preclinical research, from GSK for each drug development program under the alliance and the potential for double-digit royalties upon the successful commercialization by GSK of any product resulting therefrom.

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

Since the inception of the GSK Agreement, the Company has received $10.0 million ($5.0 million in April 2006 and $5.0 million in June 2007) in connection with initial discovery and research activities the Company is obligated to perform under the GSK Agreement. The Company recorded deferred revenue of approximately $9.5 million associated with these payments, net of the fair value of the warrants described below. In July 2007, the Company also received a non-refundable $500 thousand milestone payment from GSK related to the identification of a lead compound, which was also recorded as deferred revenue due to the Company’s continuing performance obligations under the GSK Agreement. Included in deferred revenue as of September 30, 2007 was $8.5 million, of which $6.7 million was classified as long-term. The Company recognizes revenue on a proportional performance basis as it performs the required discovery activities in an amount from time to time less than or equal to the non-refundable portion of payments received in connection with the GSK Agreement.  The Company’s revenue under the GSK Agreement accounted for $475 thousand and $93 thousand of net revenue for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, the Company’s alliance with GSK accounted for approximately $1.2 million, and $145 thousand of net revenue, respectively.  The research activities under the GSK Agreement commenced in April 2006.

In connection with the GSK Agreement, the Company issued two warrants to GSK for the purchase of up to an aggregate of 176,367 shares of its common stock at an exercise price of $5.67 per share, which was a 25% premium over the trailing 30-day closing price average preceding March 24, 2006. The warrants are exercisable at any time before the earlier to occur of (i) March 24, 2011 and (ii) the effective date of certain types of terminations of the GSK Agreement. These warrants were issued in a transaction not involving a public offering under Section 4(2) of the Securities Act of 1933, as amended. The fair value of the warrants at the time of the execution of the GSK Agreement was determined to be $505 thousand. This amount was calculated using the Black-Scholes pricing model with the following assumptions: 80% volatility; expected term of 5 years; 4.66% risk-free rate; and 0% dividend.

The Company and GSK each have the right to terminate the GSK Agreement in its sole discretion under certain specified circumstances at any time during the term of the GSK Agreement. In addition, the Company and GSK each have the right to terminate the GSK Agreement under other circumstances that are customary in these types of agreements.  If the Company exercises its discretionary termination right at any time during the first five years of the term, under certain circumstances, it could be required to refund to GSK a portion of the up to $15.0 million related to initial discovery activities to be conducted by the Company referred to above.  The amount of any such refund will be calculated based upon when during the term of the GSK Agreement that termination occurs and the amount of research funding the Company had received prior to such termination.  However, there are no instances where the deferred revenue would be amortized below the amount that could be potentially refundable pursuant to the terms of the GSK Agreement.  Further, should GSK exercise its discretionary termination rights, there are no provisions in the GSK Agreement that would require the Company to refund payments received relating to its performance of initial discovery activities or milestone payments received under the GSK Agreement

Collaboration and License Agreement with Organon

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

Since February 2007, the Company has received $19.0 million in connection with the Organon Agreement (the $15.0 million up-front payment, $1.0 million for the transfer of rights to certain programs from the 2002 Collaboration, and three quarterly research payments of $1.0 million each), which the Company recorded as deferred revenue. Included in deferred revenue as of September 30, 2007 was approximately $17.1 million related to the Organon Agreement, of which approximately $11.2 million was classified in deferred revenue, long-term. The Company recognizes revenue on a proportional performance basis as it performs research activities as provided in the Organon Agreement. For the three and nine months ended September 30, 2007, the Company recognized approximately $1.0 million, or 20%, and $1.9 million, or 12%, respectively, of revenue in connection with the Organon Agreement.

Under the 2002 Collaboration, the Company had received quarterly research funding to conduct its drug discovery activities to identify and optimize new drug candidates for multiple therapeutic targets provided by Organon. Funding received in advance was recorded as deferred revenue.

Research funding from the 2002 Collaboration was recognized as revenue on a proportional performance basis, which approximated straight-line recognition over the term of the agreement.The research term of the 2002 Collaboration ended in February 2007, and therefore the Company did not recognize any revenue from the 2002 Collaboration in the three months ended September 30, 2007.

Under the Organon Agreement and the 2002 Collaboration, the Company recognized approximately $1.0 million, or 20%, and $2.9 million, or 46%, respectively, of net revenue for the three months ended September 30, 2007 and 2006, including $2.0 million in milestones and success fees in the three months ended September 30, 2006. For the nine months ended September 30, 2007 and 2006, the Company recognized approximately $2.4 million, or 15%, and $4.6 million, or 34%, respectively, of net revenue for the period under these collaborations, including $2.0 million in milestones and success fees in the nine months ended September 30, 2006.

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

In January 2007, the Company received the $5.0 million up-front non-refundable payment, which had been recorded as deferred revenue in December 2006. The revenue for this research is recognized on a proportional performance basis, which is expected to approximate straight-line recognition of revenue over the initial three year term of the alliance. For the three and nine months ended September 30, 2007, the Company recognized approximately $1.2 million, or 23%, and $3.5 million, or 21%, of net revenue for each respective period under the Wyeth Agreement.  As of September 30, 2007, approximately $4.5 million was recorded in deferred revenue, of which $2.1 million was classified as long-term.  The research term under the Wyeth Agreement commenced in January 2007. The Company may receive milestone payments upon the successful achievement, if any, of preclinical and clinical milestones.

Pharmacopeia and Wyeth each have the right to terminate the Wyeth Agreement under certain specified circumstances at any time during the term of the Wyeth Agreement.  In addition, Wyeth has the right, upon six months’ prior written notice provided to the Company at any time after December 22, 2007, to terminate the research collaboration and/or the Wyeth Agreement in its entirety or in part.  Such right to termination would not apply to Wyeth’s obligations with respect to any program developed by the collaboration and licensed by Wyeth. No termination will require the Company to refund to Wyeth any or all of the cash payments described above.

Collaboration and License Agreements with Schering-Plough

In April 2007, the Company’s research activities under its collaborations with Schering Corporation and Schering-Plough Ltd. (together Schering-Plough) were completed. Under the terms of the Company’s agreements with Schering-Plough, the cessation of the Company’s research activities does not affect other areas of the collaborations, including the ongoing Phase 2 and 1 clinical trials and multiple preclinical programs that Schering-Plough is conducting. The Company will continue to be entitled to payments resulting from the successful achievement by Schering-Plough, if any, of clinical milestones, as well as royalty payments from sales, if any, of products resulting from compounds already delivered by the Company and accepted by Schering-Plough under the collaborations. For the three months ended September 30, 2007 and 2006, the Company’s collaborations with Schering-Plough accounted for approximately $1.0 million, or 20%, and $1.7 million, or 28%, respectively, of net revenue in the period, including $1.0 million in milestone revenue earned in each respective period. For the nine months ended September 30, 2007 and 2006, the Company’s collaborations with Schering-Plough accounted for approximately $3.8 million, or 23%, and $5.8 million, or 43%, respectively, of net revenue in the period, including $3.0 million and $2.0 million in milestone revenue in 2007 and 2006, respectively.

Other Items

No other collaborator accounted for more than 10% of total revenue in the three or nine month periods ended September 30, 2007 and 2006.

3.   License Agreement with Bristol-Myers Squibb (DARA)

In March 2006, the Company and Bristol-Myers Squibb Company (BMS) entered into an exclusive licensing agreement (the DARA License Agreement) providing the Company an exclusive license under certain BMS patents with respect to worldwide development and commercialization of certain compounds discovered by BMS that possess dual angiotensin and endothelin receptor antagonist (DARA) activity, including lead and backup DARA development candidates.

Under the terms of the DARA License Agreement, in lieu of an up-front cash payment, the Company is providing BMS a set of compound libraries, over a period of approximately three years following the execution of the agreement. In the event the Company fails to deliver the aforementioned libraries to BMS, the Company would be required to make cash payments to BMS on a pro rata basis of up to $1.9 million as of September 30, 2007.

The Company estimated that the fair value of the compound library services to be provided to BMS is approximately $2.0 million. In accordance with Statement of Financial Accounting Standard (SFAS) No. 2 “Accounting for Research and Development Costs,” the Company recorded a non-cash charge of $2.0 million to proprietary research and development expense related to the acquisition of the license to the DARA program during the three months ended March 31, 2006. The Company also recorded deferred revenue for the estimated fair value of the compound library services to be provided. Included in deferred revenue as of September 30, 2007 was approximately $1.8 million, of which approximately $0.6 million was classified as long-term.

During the three months ended September 30, 2007, the Company initiated a Phase 2a clinical trial with its product candidate PS433540, which, under the terms of the DARA License Agreement, triggered a $2.0 million milestone payment to BMS that was paid in September 2007. For the nine months ended September 30, 2007, the Company paid BMS $3.0 million in milestone fees related to the achievement of clinical events by PS433540. The Company is obligated to pay BMS additional milestone payments upon the achievement, if any, of further successive clinical and regulatory events in the United States and certain other jurisdictions, and royalties on sales of products, if any, resulting from the DARA program.

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

5.   Segment Information

The Company classifies its business operations in one operating segment. All of the Company’s revenues are generated from this segment. Revenue was derived from customers located in the following geographic regions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Customers located in:
United States	70%	39%	67%	41%
Europe	30%	61%	33%	59%

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

The fair value of these equity awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumption ranges for the nine months ended September 30, 2007 and 2006, respectively:

	2007	2006
Dividend yield	0%	0%
Expected volatility	80-90%	80-90%
Risk-free interest rate	4.39-4.60%	4.66-5.06%
Expected life (years)	6.25	6.25

For the three months ended September 30, 2007 and 2006, total share-based compensation costs associated with the adoption of SFAS 123R was approximately $548 thousand and $471 thousand, respectively. In addition to the expense incurred related to stock option grants to employees, for the three months ended September 30, 2007 the Company also incurred share-based compensation costs of approximately $8 thousand related to stock options granted to consultants. For the three months ended September 30, 2006, the Company incurred share-based compensation costs of approximately $21 thousand related to the vesting of restricted stock grants to employees. These grants fully vested in March 2007 and thus, there was no related expense in the three months ended September 30, 2007.

For the nine months ended September 30, 2007 and 2006, total share-based compensation costs associated with the adoption of SFAS 123R was approximately $1.6 million and $1.4 million, respectively. In addition to the expense incurred related to stock option grants to employees, the Company also incurred share-based compensation costs of approximately $13 thousand and $63 thousand related to the vesting of restricted stock grants to employees for the nine months ended September 30, 2007 and 2006, respectively, and approximately $27 thousand related to stock options granted to consultants for the nine months ended September 30, 2007.

As of September 30, 2007, there was approximately $4.6 million of unrecognized compensation costs, net of estimated forfeitures, related to share-based payments that are expected to be recognized over a weighted average period of 2.8 years.  Cash proceeds from stock options exercised during the three months ended September 30, 2007 and 2006 was approximately $130 thousand and $1 thousand, respectively. Cash proceeds from stock options exercised during the nine months ended September 30, 2007 and 2006 was approximately $760 thousand and $907 thousand, respectively.

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

The Company records its warrant liabilities at fair value using a Black-Scholes option-pricing model and remeasures at each reporting date until the warrants are exercised or have expired. Changes in the fair value of the warrants are reported in the statements of operations as income or expense. The fair value of the warrants could be subject to significant fluctuation based on changes in the Company’s stock price, expected volatility, expected life, the risk-free interest rate and dividend yield. As of September 30, 2007, the fair value of the warrant liability increased to approximately $5.5 million from approximately $5.4 million as of June 30, 2007, and as such, approximately $0.1 million was recorded as non-operating expense in the three months ended September 30, 2007. For the nine months ended September 30, 2007, the net increase in warrant liability was approximately $1.1 million, which was recorded as non-operating expense for the period. The assumptions used in the Black-Scholes option-pricing model as of September 30, 2007 and December 31, 2006, respectively, were as follows:

	September 30,	December 31,
	2007	2006
Dividend yield	0%	0%
Expected volatility	80.00%	90.00%
Risk-free interest rate	4.23%	4.70%
Expected life (years)	4.55	5.30
Stock Price	$5.72	$4.26
Exercise Price	$5.14	$5.14

8.   Commitments and Contingencies

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

The Company’s role in the alliance is to (i) identify and (ii) advance molecules in chosen therapeutic programs to development stage and (iii) subject to certain provisions in the GSK Agreement, further develop the candidates to Phase 2 clinical “proof of concept” (a demonstration of efficacy in humans). As of September 30, 2007, the Company had approximately $8.5 million of deferred revenue related to services that are to be provided to GSK by the Company subsequent to September 30, 2007.

DARA License Agreement with BMS

Under the terms of the DARA License Agreement with BMS, in lieu of an up-front cash payment, the Company is providing BMS a set of compound libraries, over a period of approximately three years following the execution of the agreement.  The Company recorded deferred revenue of $2.0 million for the estimated fair value of the compound library services to be provided. As of September 30, 2007 the balance of this deferred revenue was approximately $1.8 million. In the event the Company fails to deliver the aforementioned libraries to BMS, the Company would be required to make cash payments on a pro rata basis of up to approximately $1.9 million as of September 30, 2007.

In addition, the Company will pay BMS milestone payments upon the achievement, if any, of successive clinical and regulatory events in the United States and certain other jurisdictions, and royalties on sales of products, if any, resulting from the DARA program.

Collaboration and License Agreement with Cephalon

Under the Cephalon Agreement, the Company received an up-front, non-refundable payment of $15.0 million in June 2006 to support the Company’s research efforts.  The Company is principally responsible for performing medicinal chemistry research over the alliance term, as required by the Cephalon Agreement. As of September 30, 2007, the Company had approximately $8.3 million of deferred revenue related to services that are to be provided to Cephalon by the Company subsequent to September 30, 2007.

Collaboration and License Agreement with Organon

Under the Organon Agreement, the Company has received $19.0 million (the $15.0 million up-front payment, $1.0 million for the transfer of rights to certain programs from the 2002 Collaboration, and three quarterly research payments of $1.0 million each) since February 2007 to support the Company’s research efforts.  As of September 30, 2007, the Company had approximately $17.1 million of deferred revenue related to services that are to be provided to Organon by the Company subsequent to September 30, 2007.

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

Research and License Agreement with Wyeth

Under the Wyeth Agreement, the Company received an up-front, non-refundable payment of $5.0 million in January 2007 to support the Company’s research efforts.  As of September 30, 2007, the Company had approximately $4.5 million of deferred revenue related to services that are to be provided to Wyeth by the Company subsequent to September 30, 2007.

Milestone and Royalty Commitments

Under the terms of certain agreements to which the Company was a party as of September 30, 2007, it is possible that the Company may become obligated to pay aggregate milestone payments totaling up to $235 million upon the achievement of successive clinical and regulatory events and royalties on sales of products, if any, resulting from programs for which the Company has development responsibility under such agreements.  The Company will not be responsible for the payment of future milestone and/or royalty payments in the event that development of such a program is discontinued.  Preclinical and clinical development of drug candidates is a long, expensive and uncertain process.  At any stage of the preclinical or clinical development process, the Company may decide to discontinue the development of its product candidates.  To date, none of the compounds to which the Company holds complete or partial rights has reached the stage of commercial product.  The Company expects that its product candidates will not be commercially available for many years, if ever.

9.   Related Party Transaction

In May 2006, the Company entered into the Cephalon Agreement. One of the Company’s directors currently serves as the Chairman and Chief Executive Officer of Cephalon. During the three month period ended September 30, 2007 and 2006, the Company’s alliance with Cephalon accounted for $1.3 million, or 25%, and $1.3 million, or 20%, respectively, of the Company’s revenue.  For the nine month period ended September 30, 2007 and 2006, the Company’s alliance with Cephalon accounted for $3.8 million, or 23%, and $1.7 million, or 12%, respectively, of the Company’s revenue.

10.   Line of Credit / Notes Payable

In December 2006, the Company entered into a Loan and Security Agreement (the Line of Credit) with a lending institution (the Lender). The Line of Credit is intended to provide the Company with funding, in exchange for a security interest in certain of the Company’s equipment.  The Line of Credit provides up to a total of $5.0 million in funding in the form of term loans, from time to time through December 2008.  Term loans secured by laboratory equipment have a fixed term of 48 months. Term loans secured by all other collateral categories have a fixed term of 36 months.

As of September 30, 2007, the aggregate balance of loans originated under the Line of Credit was approximately $2.2 million, of which $1.6 million is classified as notes payable, long-term. Interest rates on these loans range from 10.08% to 10.28%. Additionally, the Company had approximately $2.7 million available for borrowings under the Line of Credit as of September 30, 2007.

11.   Reclassifications

Certain accounts in the consolidated balance sheet as of December 31, 2006 and the consolidated statement of cash flows for the nine months ended September 30, 2006 have been reclassified for comparative purposes to conform with the presentation of the unaudited consolidated financial statements as of and for the nine months ended September 30, 2007.

12.   New Accounting Pronouncements

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that SFAS 157 will have on its consolidated financial statements.

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 permits reporting entities to choose to measure eligible financial assets or liabilities, which include marketable securities available-for-sale and equity method investments, at fair value at specified election dates, or according to a pre-existing policy for specific types of eligible items. Unrealized gains and losses for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS 159 will have on its consolidated financial statements.

Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities

The EITF has an issue currently under consideration that may impact the Company.  EITF 07-3, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, is focused on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. The Company will continue to monitor the development of this EITF and evaluate the impact on its consolidated financial statements.

13.   Subsequent Event

In October 2007, the Company entered into a license agreement (the SARM License Agreement) with BMS providing the Company exclusive worldwide development and commercialization rights to a selective androgen receptor modulator (SARM) program (the SARM Program).  The SARM Program has a lead compound (PS178990) in Phase 1 clinical development and back-up compounds.  The SARM License Agreement provides that the Company will pay BMS milestone payments associated with submission and approval of a product for marketing, and a stepped royalty on net sales of products, if any, resulting from the SARM Program.

In consideration for the licenses to the SARM Program, in October 2007, the Company also entered into a discovery collaboration agreement (the Discovery Collaboration Agreement) with BMS.  The Discovery Collaboration Agreement provides that the Company will apply a portion of its medicinal chemistry resources to a BMS discovery program that is unrelated to the SARM Program for up to three years. In addition, the Company will pay BMS milestone payments associated with submission and approval of a therapeutic product for marketing and a stepped royalty on net sales of therapeutic products, if any, resulting from the SARM development program. The Company estimates that the fair value of the medicinal chemistry resources the Company is to provide to BMS under the Discovery Collaboration Agreement is approximately $9.5 million to $10.0 million. In accordance with SFAS No. 2 “Accounting for Research and Development Costs,” the Company expects to record a non-cash charge to earnings in the range of approximately $9.5 million to $10.0 million in the fourth quarter of 2007. The Company also expects to record deferred revenue for the estimated fair value of the chemistry resources to be provided BMS under the Discovery Collaboration Agreement.

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

•                  our plans to develop PS433540, a Phase 2 product candidate from our DARA program;

•                  our existing and proposed Phase 2 and Phase 1 clinical studies with respect to PS433540, including timing and expected outcomes of such studies;

•                  our plans to develop PS178990, a Phase 1 product candidate from our SARM program;

•                  our estimates of the market opportunity for our product candidates, including PS433540 and PS178990;

•                  our plans to record a non-cash charge to earnings in the range of approximately $9.5 million to $10.0 million in the fourth quarter of 2007 in connection with our acquisition of our SARM program from BMS;

•                  our ability to successfully perform under our agreements with BMS, Cephalon, GSK, Organon and Wyeth;

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

The Company

Overview

We are a clinical development stage biopharmaceutical company dedicated to discovering and developing novel small molecule therapeutics to address significant medical needs.  Using proprietary technologies and processes, we seek to identify, optimize and develop novel drug candidates through our own internally-funded drug discovery and development programs and in collaborations with major pharmaceutical and biotechnology companies.  We have a broad portfolio of clinical and preclinical candidates under development internally or by partners, including seven compounds in Phase 2 or Phase 1 development, addressing multiple indications including hypertension, diabetic nephropathy, muscle wasting, inflammation and respiratory disease.

PS433540, a product candidate we are developing internally, is in Phase 2 clinical development.  PS433540 is a Dual-Acting angiotensin and endothelin Receptor Antagonist (DARA) that we in-licensed from BMS and that is being developed as a potential treatment for cardiovascular diseases, including hypertension and diabetic nephropathy.  The DARA License Agreement with BMS provides us with an exclusive license under certain BMS patents with respect to worldwide development and commercialization of PS433540, as well as certain other compounds discovered by BMS that possess DARA activity.  We believe that PS433540 administered as a single agent has the potential to have a superior efficacy profile to monotherapy with an angiotensin receptor blocker for the potential treatment of hypertension and diabetic nephropathy.

In September 2007, we announced results of a Phase 1 trial that showed PS433540 (DARA) blocked the blood pressure raising effect of angiotensin II (AII) in healthy volunteers who had received AII.   We also recently announced that based on initial results from the Phase 1 multiple ascending dose (MAD) study of PS433540, no safety or tolerability issues were observed with any of the doses under evaluation, including the extension to a 1,000 mg dose.

In October 2007, we entered into the SARM License Agreement with BMS providing us exclusive worldwide development and commercialization rights to a selective androgen receptor modulator (SARM) program (the SARM Program).  The SARM Program has a lead compound (PS178990) in Phase 1 clinical development and back-up compounds.  PS178990 is a non-steroidal SARM that was designed to provide the benefits of testosterone to patients without unwanted side effects on the prostate.  BMS has completed a Phase 1 single ascending dose study with PS178990.  The SARM Program has a broad portfolio of pending patent applications in the United States and other jurisdictions that, if granted, would provide intellectual property coverage to the SARM Program at least through the year 2023.  The SARM License Agreement provides that we will pay BMS milestone payments associated with submission and approval of a product for marketing, and a stepped royalty on net sales of products, if any, resulting from the SARM Program.  In consideration for the licenses to the SARM Program, in October 2007, we also entered into a discovery collaboration agreement (the Discovery Collaboration Agreement) with BMS.  The Discovery Collaboration Agreement provides that we will apply a portion of our medicinal chemistry resources to a BMS discovery program that is unrelated to the SARM Program for up to three years.

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

In addition to our proprietary research and development, we currently have collaborations under which we are actively performing research and development activities with leading pharmaceutical and biotechnology companies, including Cephalon, GlaxoSmithKline, Organon and Wyeth.  While the nature of our collaborative relationships vary with each of these companies, we retain certain development and/or commercialization rights under the terms of each agreement. We also have certain other agreements with leading pharmaceutical and biotechnology companies, including Schering-Plough and BMS, where we have completed our research activities and the partner is now responsible for the development of potential therapeutic products. Our collaborative research efforts with Schering-Plough and BMS have resulted in a portfolio that includes two partnered programs currently in Phase 2 clinical trials targeting chronic obstructive pulmonary disease (COPD) and psoriasis, and three partnered programs in active Phase 1 clinical trials targeting oncology, inflammatory and respiratory diseases.

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

In addition to the compounds in clinical development, three more partnered programs are at various stages of preclinical development, the point at which compounds are tested for safety in animals and are subjected to other studies required prior to testing compounds in humans.

Preclinical and clinical development of drug candidates is a long, expensive and uncertain process. We continue to pursue the discovery and development of product candidates in both our internal and collaborative programs. The drug candidates described above are at early stages and none have received regulatory approval for commercial sale. All of the compounds face the substantial risk of failure inherent in drug discovery and development. At any stage of the clinical development process, we or our collaborators may decide to discontinue development of our product candidates. To date, none of the compounds in which we hold complete or partial rights has reached the stage of a commercial product and, although we have received license and milestone fees, we may never receive any sales revenues, royalty payments or any additional license and milestone fees, under our current or any future collaborations. We do not expect that our product candidates will be commercially available for many years, if ever.

From time to time we have considered, and we will continue to consider strategic initiatives intended to further the development of our business. In addition, we consider opportunities to expand our product pipeline through the acquisition or in-licensing of, or investment in, product development candidates, and we intend to continue to explore those opportunities.

Liquidity and Capital Resources

As of September 30, 2007, we had cash, cash equivalents and marketable securities of $81.4 million compared to $46.1 million at December 31, 2006, representing 82% and 70% of our total assets, respectively. We make investments in highly liquid investment-grade marketable securities, including corporate bonds and United States government and agency securities. As of September 30, 2007, we had deferred revenue of approximately $40.6 million relating to research and development activities that are to be provided by us subsequent to September 30, 2007, of which approximately $24.0 million was classified as long-term. The following is a summary of selected cash flow information for the nine months ended September 30, 2007 and 2006 (in thousands):

	Nine months ended September 30,
	2007	2006
Net loss	$(28,605)	$(19,573)
Adjustments for noncash operating items	4,761	3,044

Net cash operating loss	(23,844)	(16,529)
Net change in assets and liabilities	22,374	18,324

Net cash (used in) provided by operating activities	$(1,470)	$1,795

Net cash (used in) provided by investing activities	$(20,369)	$11,597

Net cash provided by financing activities	$40,027	$907

Net cash (used in) provided by operating activities

Net cash used in operating activities for the nine months ended September 30, 2007 was primarily due to cash used to fund both our proprietary internal drug research and development efforts, including our Phase 2 and Phase 1 clinical trials for PS433540, and the fulfillment of our research and development performance obligations under our collaborations, offset by the receipts of a $5.0 million up-front non-refundable payment received in January 2007 relating to the Wyeth Agreement, a $15.0 million up-front non-refundable payment received in March 2007 in connection with the Organon Agreement, and a $5.0 million payment received in June 2007 related to the second tranche of research funding under the GSK Agreement.  Absent the receipt of the $25.0 million from Wyeth, Organon and GSK, our net cash used in operating activities would have been approximately $26.5 million.

Net cash provided by operating activities for the nine months ended September 30, 2006 was primarily due to the receipts of a $5.0 million up-front payment received in April 2006 relating to the GSK Agreement and a $15.0 million up-front non-refundable payment received in June 2006 relating to the Cephalon Agreement, offset by cash used to fund both our proprietary internal drug research and preclinical development efforts and the fulfillment of our research and development performance obligations under our collaborations, as well as the payment of restructuring expenses related to the 2004 consolidation of our facilities. Absent the receipt of the $20.0 million from GSK and Cephalon, our net cash used in operating activities would have been approximately $18.2 million.

Net cash (used in) provided by investing activities

Net cash used in investing activities for the nine months ended September 30, 2007 related primarily to the purchase of marketable securities. Net cash used in investing activities also included capital expenditures related to the expansion of our facilities and purchases related to laboratory and information technology equipment and software, partially offset by net proceeds from the sales and maturities of marketable securities. Net cash provided by investing activities for the nine months ended September 30, 2006 related primarily to the net sales and maturities of marketable securities, partially offset by capital expenditures for laboratory and information technology equipment and software.

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

Net cash provided by financing activities for the nine months ended September 30, 2007 also included proceeds, net of repayments, of approximately $2.2 million received from loans originated under our Line of Credit and proceeds from the issuance of common stock in connection with exercises of stock options. Net cash provided by financing activities for the nine months ended September 30, 2006 related to proceeds from the issuance of common stock in connection with exercises of stock options.

Contractual Obligations

In September 2007, we amended one of our facilities leases, adding approximately 16,000 square feet of office and laboratory space in Cranbury, New Jersey. The term of the lease for this additional space coincides with our current facilities leases, which expire in the year 2016. Minimum lease payments associated with this lease amendment are currently approximately $310 thousand per year, and may increase subject to certain tenant improvement provisions contained in the amendment. Lease payments for some of the additional space are expected to commence in the fourth quarter of 2007, and for the remainder of the additional space in the first quarter of 2008.

For further discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended December 31, 2006. For other new contractual obligations as September 30, 2007 and thereafter, see also the following items described in the notes to the unaudited consolidated financial statements contained herein:

•                  the Collaboration and License Agreement with Organon described in Note 2;

•                  our commitments and contingencies described in Note 8; and

•                  each of the SARM License Agreement and Discovery Collaboration Agreement with BMS described in Note 13.

Liquidity and Capital Resources Outlook

We expect to continue to use our capital to fund our operations. We expect that our research and development expenditures will continue to increase in the future as we increase our internal drug research and development efforts. Preclinical development studies and clinical trials are significant, time-consuming and costly processes. Conducting our own drug research and development is a key component of our business model. We are currently conducting Phase 2 and Phase 1 clinical trials for PS433540, a product candidate from our DARA program that we are developing internally. We initated a Phase 2a proof of concept study in hypertension in the third quarter of 2007 and plan to initiate a second Phase 2 clinical trial in the first half of 2008. Conducting these Phase 2 clinical trials, in addition to other Phase 1 clinical trials that will need to be conducted, will significantly increase our proprietary research and development costs.

In October 2007, we acquired the development and commercialization rights to the SARM Program from BMS, including PS178990, a product candidate in Phase 1 clinical development for which we intend to conduct further clinical trials. In consideration for the licenses to the SARM Program, we entered into the Discovery Collaboration Agreement with BMS to provide a portion of our medicinal chemistry resources to a BMS discovery program unrelated to the SARM Program for a period up to three years. Progressing the SARM Program, specifically our product candidate PS178990, through clinical trials is expected to further increase our proprietary research and development costs.

In addition, as part of our other collaborative agreements with Cephalon, GSK, Organon and Wyeth, we have received up-front payments. In connection with these agreements, we are obligated to perform significant research and development activities over multiple years and as such, expect to incur significant costs performing such activities.

As of September 30, 2007, we had approximately $2.7 million available for borrowings under our line of credit. We expect that we will continue to draw on this line of credit for capital expenditures in the future.

We anticipate that our capital resources will be adequate to fund our operations at their current levels at least through December 31, 2008. However, there can be no assurance that changes will not occur that would consume available capital resources before then.

Our capital requirements depend on competing technological and market developments, changes in our existing collaborative relationships, progress of PS433540 and PS178990 in clinical trials, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights and the outcome of related litigation, the purchase of additional capital equipment, acquisitions of other businesses or technologies, and the progress of our collaborators’ milestone and royalty producing activities. We will need to raise additional funds to finance our operating activities or enter into strategic initiatives intended to further the development of our business. There can be no assurance that additional funding, if necessary, will be available to us on favorable terms, if at all. Our forecasts of the period of time through which our financial resources will be adequate to support our operations are forward-looking information and actual results could vary. The factors described earlier in this section will impact our future capital requirements and the adequacy of our available funds.

Results of Operations

This section should be read in conjunction with the discussion under “Liquidity and Capital Resources”.

Three months ended September 30, 2007 and 2006

Our net revenue decreased 19% to $5.1 million in the three months ended September 30, 2007 compared to $6.3 million in the three months ended September 30, 2006. Net revenue consists of revenue recorded in connection with research and development efforts we perform under our various collaboration agreements, as well as our earning of milestones, success fees and license revenue if and as our discoveries progress through our collaborators’ development processes. Net revenue for the three months ended September 30, 2007 and 2006 is summarized as follows (in thousands):

	For the three months ended September 30,
	2007	2006

Collaborative research revenue	$3,916	$3,132
Milestones, success fees and license revenue	1,173	3,125
	$5,089	$6,257

Cephalon accounted for approximately $1.3 million of our net revenue in each of the three months ended September 30, 2007 and 2006, or 25% and 20%, respectively. Wyeth accounted for approximately $1.2 million or 23%, of our net revenue in the three months ended September 30, 2007. Our alliance with Wyeth commenced in January 2007 and therefore there was no corresponding revenue in the three months ended September 30, 2006. Organon accounted for approximately $1.0 million, or 20%, and approximately $2.9 million, or 46%, of our net revenue in the three months ended September 30, 2007 and 2006, respectively, including $2.0 million of milestone and success fees revenue in the three months ended September 30, 2006. Schering-Plough accounted for $1.0 million, or 20%, and approximately $1.8 million, or 28%, of our net revenue in the three months ended September 30, 2007 and 2006, respectively, including $1.0 million of our milestone and success fees revenue recorded in each of the three months ended September 30, 2007 and 2006.

The increase in collaborative research revenue in the three months ended September 30, 2007 versus the prior year period was largely due to increased research revenue recognized from our alliances with Wyeth, Organon and GSK, offset by the completion of our research activities under our collaborations with Schering-Plough in April 2007.

The decrease in milestones, success fees and license revenue related to $1.0 million in milestone revenue earned in the three months ended September 30, 2007 ($1.0 million from our Schering-Plough collaborations), compared to $3.0 million in milestone revenue ($2.0 million from our 2002 Organon Collaboration, and $1.0 million from our Schering-Plough collaborations) earned in the three months ended September 30, 2006.

Collaborative research and development expense includes the labor, material, equipment and allocated facilities cost of our scientific staff that is working on collaborative partnerships. Collaborative research and development expenses increased 67% to $5.8 million in the three months ended September 30, 2007 compared to $3.4 million in the three months ended September 30, 2006. This increase related primarily to an increase in resources allocated to our alliances with GSK and Wyeth. In December 2006, we entered into the Wyeth Agreement in which we licensed certain rights to our JAK3 program to Wyeth. Prior to January 2007, the resources that were deployed on the JAK3 program were accounted for in proprietary research and development expense. Resources deployed on our JAK3 program, as they relate to programs for employing topical administration for ocular and dermatological diseases, have been and will continue to be accounted for in proprietary research and development as we retain all rights to these programs. This increase was offset by the re-allocation of resources from our collaborations with Schering-Plough, the research activities of which were completed in April 2007. Share-based compensation costs associated with our adoption of SFAS 123R for the three months ended September 30, 2007 and 2006 were $153 thousand and $91 thousand, respectively.

Proprietary research and development expense includes research and development acquisition costs, labor, material, equipment and allocated facilities cost of scientific staff working on self-funded internal drug discovery and development programs. Our most advanced internal program is our DARA program, which is in Phase 2 clinical trials. We licensed our DARA program from BMS in March 2006. In addition, we currently have several internal programs in advanced preclinical discovery. Proprietary research and development expenses increased 64% to $9.5 million in the three months ended September 30, 2007 compared to $5.8 million in the three months ended September 30, 2006. This increase related primarily to costs for Phase 1 and Phase 2 clinical trials for PS433540, including a milestone payment of $2.0 million made to BMS for the initiation of the Phase 2 clinical trials, and costs expended on our CCR1 discovery program. This increase was offset by a decrease in costs related to our JAK3 program and a reduction in resources allocated to our Adenosine A2a program. As previously mentioned, certain aspects of our JAK3 program were partnered with Wyeth in December 2006. The majority of the costs related to this program, previously incurred in proprietary research and development expense in prior periods, are now categorized as collaborative research and development. Share-based compensation costs associated with our adoption of SFAS 123R for the three months ended September 30, 2007 and 2006 were $84 thousand and $102 thousand, respectively. Because of the speculative nature of these internal drug discovery and development projects, it is not possible to estimate completion dates or costs of completion. Additionally, from time to time, certain staff and other research and development resources may be temporarily redirected from one project to another, which redirection may also delay or impact the cost of internal drug discovery and development projects.

General and administrative expense increased by 20% to $2.6 million in the three months ended September 30, 2007 compared to $2.1 million in the three months ended September 30, 2006.  The increase in general and administrative expense was primarily attributable to increased consulting and recruiting costs during the three months ending September 30, 2007. Share-based compensation costs associated with our adoption of SFAS 123R for the three months ended September 30, 2007 and 2006 were $311 thousand and $279 thousand, respectively.

Interest and other income, net increased to $1.1 million in the three months ended September 30, 2007 compared to $419 thousand in the three months ended September 30, 2006.  This increase was primarily due to higher yields on our increased cash, cash equivalents, and marketable securities balances during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Interest expense of approximately $15 thousand was incurred in the three months ended September 30, 2007, and related to our borrowings under our Line of Credit during the period. During the corresponding period in 2006, we did not have a credit facility.

The expense associated with the increase in warrant liability represents the change in the fair value of the warrants that were issued in connection with our equity financing in October 2006, from June 30, 2007 to September 30, 2007. The fair value of the warrants was determined using the Black-Scholes option-pricing model and is remeasured at each reporting period.

 We recorded no income tax provision for the three months ended September 30, 2007 as the minimum state income taxes that we previously were subject to no longer apply due to state legislative changes. For the three months ended September 30, 2006, we recorded an income tax provision of $9 thousand related to these minimum state income taxes.

As a result of the net revenues and expenses described above, we generated a net loss of $11.7 million ($0.40 per basic and diluted share) in the three months ended September 30, 2007, compared to a net loss of $4.7 million ($0.31 per basic and diluted share) in the three months ended September 30, 2006.

Nine months ended September 30, 2007 and 2006

Our net revenue increased 20% to $16.4 million in the nine months ended September 30, 2007 compared to $13.7 million in the nine months ended September 30, 2006. Net revenue consists of revenue recognized in connection with research and development efforts we perform under our various collaboration agreements, as well as our earning of milestones, success fees and license revenue if and as our discoveries progress through our collaborators’ development processes. Net revenue for the nine months ended September 30, 2007 and 2006 is summarized as follows (in thousands):

	For the nine months ended September 30,
	2007	2006

Collaborative research revenue	$11,750	$9,290
Milestones, success fees and license revenue	4,645	4,375
	$16,395	$13,665

Cephalon accounted for approximately $3.8 million, or 23%, and approximately $1.7 million, or 12%, of our net revenue in the nine months ended September 30, 2007 and 2006, respectively. Our alliance with Cephalon commenced in May 2006. Wyeth accounted for approximately $3.5 million, or 21%, of our net revenue in the nine months ended September 30, 2007. Our alliance with Wyeth commenced in January 2007 and therefore there was no corresponding revenue in the nine months ended September 30, 2006. Organon accounted for approximately $2.4 million, or 15%, and approximately $4.6 million, or 34%, of our net revenue in the nine months ended September 30, 2007 and 2006, respectively, including $2.0 million of milestone and success fees revenue in the nine months ended September 30, 2006. Schering-Plough accounted for approximately $3.8 million, or 23%, and approximately $5.8 million, or 43%, of our net revenue in the nine months ended September 30, 2007 and 2006, respectively, including $3.0 million and  $2.0 million of our milestone and success fees revenue recorded in each respective period.

The increase in collaborative research revenue in the nine months ended September 30, 2007 was largely due to our alliances with Cephalon, Wyeth and GSK, partially offset decreased research revenue that resulted from the completion of our research activities under our collaborations with Schering-Plough in April 2007.

Collaborative research and development expense includes the labor, material, equipment and allocated facilities cost of our scientific staff that is working on collaborative partnerships. Collaborative research and development expenses increased 71% to $16.7 million in the nine months ended September 30, 2007 compared to $9.8 million in the nine months ended September 30, 2006. This increase primarily related to an increase in resources allocated to our alliances with GSK, Cephalon and Wyeth. In December 2006, we entered into the Wyeth agreement under which we licensed certain rights to our JAK3 program to Wyeth. Prior to January 2007, the resources that were deployed on the JAK3 program were accounted for in proprietary research and development expense. Resources deployed on our JAK3 program, as they relate to programs for employing topical administration for ocular and dermatological diseases, have been and will continue to be accounted for in proprietary research and development as we retain all rights to these programs. This increase was offset by decreased resources allocated to our collaborations with Schering-Plough that resulted from the completion of our research activities in April 2007. Share-based compensation costs associated with our adoption of SFAS 123R for the nine months ended September 30, 2007 and 2006 were $416 thousand and $250 thousand, respectively.

Proprietary research and development expense includes research and development acquisition costs, labor, material, equipment and allocated facilities cost of scientific staff working on self-funded internal drug discovery and development programs. Our most advanced internal program is our DARA program, which is in Phase 2 clinical trials. We licensed our DARA program from BMS in March 2006. In addition, we currently have several internal programs in advanced preclinical discovery. Proprietary research and development expenses increased 25% to $22.0 million in the nine months ended September 30, 2007 compared to $17.6 million in the nine months ended September 30, 2006. This increase was primarily attributable to costs relating to clinical trials for PS433540, including milestone payments of $1.0 million and $2.0 million made to BMS for the initiation of Phase 1 and Phase 2 clinical trials, respectively. The increase in proprietary research and development expense also related to increased costs expended on our CCR1 discovery program. The increase was offset by a decrease in costs related to our JAK3 program. As previously mentioned, certain aspects of our JAK3 program were partnered with Wyeth in December 2006. The majority of the costs related to this program, previously incurred in proprietary research and development expense in prior periods, are now categorized as collaborative research and development. Share-based compensation costs associated with our adoption of SFAS 123R for the nine months ended September 30, 2007 and 2006 were $234 thousand and $287 thousand, respectively. Because of the speculative nature of these internal drug discovery and development projects, it is not possible to estimate completion dates or costs of completion. Additionally, from time to time, certain staff and other research and development resources may be temporarily redirected from one project to another, which redirection may also delay or impact the cost of internal drug discovery and development projects.

General and administrative expense increased by 15% to $8.0 million in the nine months ended September 30, 2007 compared to $7.0 million in the nine months ended September 30, 2006.  The increase in general and administrative expense was attributable to increased consulting, recruiting and share-based compensation costs during the nine months ended

September 30, 2007. Share-based compensation costs associated with our adoption of SFAS 123R for the nine months ended September 30, 2007 and 2006 were $915 thousand and $741 thousand, respectively.

Interest and other income, net increased to $2.8 million in the nine months ended September 30, 2007 compared to $1.0 million in the nine months ended September 30, 2006.  This increase was primarily due to higher yields on our increased cash, cash equivalents, and marketable securities balances during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Interest expense of approximately $20 thousand was incurred in the nine months ended September 30, 2007, and related to our borrowings under our Line of Credit during the period. During the corresponding period in 2006, we did not have a credit facility.

The expense associated with the increase in warrant liability represents the change in the fair value of the warrants that were issued in connection with our equity financing in October 2006, from December 31, 2006 to September 30, 2007. The fair value of the warrants was determined using the Black-Scholes option-pricing model and is remeasured at each reporting period.

Increase in tax benefit represents an adjustment to our estimated provision, to reflect actual minimum taxes due. We recorded no income tax provision for the nine months ended September 30, 2007 as the minimum state income taxes that we previously were subject to no longer apply due to state legislative changes. For the nine months ended September 30, 2006, we recorded an income tax provision of $37 thousand related to these minimum state income taxes.

As a result of the net revenues and expenses described above, we generated a net loss of $28.6 million ($1.07  per basic and diluted share) in the nine months ended September 30, 2007, compared to a net loss of $19.6 million ($1.28 per basic and diluted share) in the nine months ended September 30, 2006.

Net Loss Outlook

We have had net losses in recent years and we expect to incur losses in future periods. These losses are expected to increase as compared to prior periods as a result of the increased level of investment we plan to make in our internal proprietary programs in the future. Our internal proprietary research and development costs are expected to continue to increase due to our efforts to progress the DARA and SARM programs through clinical trials.

In connection with the acquisition of the licenses to the SARM Program in October 2007, we also entered into the Discovery Collaboration Agreement with BMS, which provides that we will apply a portion of our medicinal chemistry resources to a BMS discovery program that is unrelated to the SARM Program for up to three years.  We expect to record a non-cash charge to earnings in the range of approximately $9.5 million to $10.0 million in the fourth quarter of 2007. The amount of this charge approximates the fair value of the chemistry resources we are to provide to BMS under the Discovery Collaboration Agreement.

Our net loss is highly dependent on the continued funding and success of our research and development programs with our existing collaborators. Our collaborations with Schering-Plough ceased in April 2007. We will continue to be entitled to payments resulting from the successful achievement by Schering-Plough, if any, of clinical milestones as well as royalty payments from sales, if any, of products resulting from compounds already delivered by us and accepted by Schering-Plough under the collaborations.

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

Long-Lived Assets

We review long-lived assets, including leasehold improvements, property and equipment, and acquired technology rights, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This requires us to estimate future cash flows related to these assets. Actual results could differ from these estimates, which may affect the carrying amount of assets and the actual amortization expense. As of September 30, 2007, we had long-lived assets with a net book value of $12.9 million.

Accounting for Uncertain Tax Positions

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Tax Positions – an Interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 applies to all open tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” and is intended to result in increased relevance and comparability in financial reporting of income taxes and to provide more information about the uncertainty in income tax assets and liabilities. We adopted FIN 48, effective January 1, 2007, and have concluded that we had no significant open tax positions as of September 30, 2007, and thus, such adoption has had no impact on our income tax assets and liabilities.

New Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact that SFAS 157 will have on our consolidated financial statements.

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 permits reporting entities to choose to measure eligible financial assets or liabilities, which include marketable securities available-for-sale and equity method investments, at fair value at specified election dates, or according to a pre-existing policy for specific types of eligible items. Unrealized gains and losses for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS 159 will have on our consolidated financial statements.

Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities

The EITF has an issue currently under consideration that may impact us. EITF 07-3, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, is focused on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered. We will continue to monitor the development of this EITF and evaluate the impact on our consolidated financial statements.

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

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio since we have minimal debt. We ensure the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have materially affected the fair value of our interest sensitive financial instruments as of September 30, 2007.

Item 4. Controls and Procedures

For the three months ended September 30, 2007, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer (our principal financial officer and chief accounting officer), of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that as of September 30, 2007, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, cannot provide assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Additionally, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer determined that there were no changes in our internal control over financial reporting during the three month period ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2007, we had cash, cash equivalents and marketable securities aggregating $81.4 million. Also as of September 30, 2007, we had deferred revenue of approximately $40.6 million relating to research and development activities that are to be provided by us subsequent to September 30, 2007. In addition, in connection with the acquisition of the SARM Program, we expect to record additional deferred revenue in the range of approximately $9.5 million to $10.0 million in the fourth quarter of 2007, which represents the estimated fair value of the chemistry resources we are to provide BMS under the Discovery Collaboration Agreement.  We anticipate that our capital resources on hand as of September 30, 2007 will be adequate to fund our operations at their current levels at least through December 31, 2008.  However, changes may occur that would cause us to consume available capital resources before that time. Examples of relevant potential changes that could impact our capital resources include:

•                  the costs associated with our drug research and development activities, including the costs associated with our Phase 2 and Phase 1 clinical development programs for our product candidates PS433540 and PS178990 and additional costs we may incur if our development programs are delayed or are more expensive to implement than we currently anticipate;

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

•                  cash payments we may be required to make to BMS if we fail to deliver certain compound libraries under the DARA License Agreement;

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

In May 2007, we raised capital through a public underwritten offering of common stock. Our issuance of approximately 8.1 million shares of common stock in connection with this financing resulted in significant dilution in the percentage ownership of our stockholders that owned stock prior to the financing. It is likely that we will raise capital in the future. The capital could be raised through public or private financings involving debt or common stock or other classes of our equity. Further issuances of equity securities will further dilute our stockholders’ percentage ownership. As of September 30, 2007, there were approximately 4,198,000 stock options outstanding granted under our various equity compensation plans, and approximately 1,626,000 warrants outstanding, which includes approximately 176,000 warrants issued in connection with the GSK Agreement and approximately 1,450,000 warrants issued in connection with our October 2006 financing transaction. These equity instruments represent approximately 20% of our shares outstanding at September 30, 2007. The significant dilution represented by our outstanding warrants and equity compensation awards may make it more difficult for us to raise additional capital. Additional capital may not be available on favorable terms, or at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

Because PS433540 is in Phase 2 clinical development and PS178990 is in Phase 1 clinical development, there is a high risk that further development and testing will demonstrate that neither compound is suitable for commercialization. In addition, because we exclusively licensed each of PS433540 and PS178990 from BMS, any dispute with BMS may adversely affect our ability to develop and commercialize those product candidates.

We have no products that have received regulatory approval for commercial sale. PS433540 is in Phase 2 clinical development and PS178990 is in Phase 1 clinical development. We face the substantial risks of failure inherent in developing drugs based on new technologies.

Both PS433540 and PS178990 must satisfy rigorous standards of safety and efficacy before the FDA and foreign regulatory authorities will approve either product candidate for commercial use. Phase 1 clinical trials with PS178990 may not demonstrate that the product candidate is sufficiently safe to warrant our continued development of it, and Phase 2 clinical trials with PS433540 may not demonstrate that it is efficacious with respect to the clinical indications for which we seek to develop it. We will need to conduct significant additional clinical trials to demonstrate the safety and efficacy of PS433540 and PS178990 to the satisfaction of the FDA and foreign regulatory authorities to obtain product approval.

Clinical development is a long, expensive and uncertain process. It may take us many years to complete clinical trials, and failure can occur at any stage of trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. We may suffer significant setbacks in advanced clinical trials, even after promising results in earlier trials. We may not be able to enroll a sufficient number of patients to complete our clinical trials in a timely manner. Based on results at any stage of preclinical testing or clinical trials, we may decide to discontinue development of PS433540 and PS178990.

We do not know whether any future clinical trials of PS433540 or PS178990 will demonstrate sufficient safety and efficacy necessary to obtain the requisite regulatory approvals or will result in marketable products. Our failure to adequately demonstrate the safety and efficacy of PS433540 or PS178990 in their respective development programs will prevent receipt of FDA and foreign regulatory approvals and, ultimately, commercialization.

If there is any dispute between us and BMS regarding our rights under the DARA License Agreement, our ability to develop and commercialize PS433540 may be adversely affected. Any loss of our rights from BMS could delay or completely terminate our product development efforts for PS433540 and other DARA compounds licensed from BMS. Similarly, if there is any dispute between us and BMS regarding our rights under the SARM License Agreement and/or performance under the Discovery Collaboration Agreement, our ability to develop and commercialize PS178990 may be adversely affected. Any loss of our rights from BMS could delay or completely terminate our product development efforts for PS178990 and other SARM compounds licensed from BMS.

We had net losses in recent years and our future profitability is uncertain.

During the nine months ended September 30, 2007, we had a net loss of approximately $28.6 million.  The net loss was primarily due to costs incurred in our internal product development efforts, including the costs of developing our DARA program and the research and development of our other product candidates.

In connection with the acquisition of the SARM program, we expect to record a non-cash charge to earnings in the range of approximately $9.5 million to $10.0 million in the fourth quarter of 2007. The amount of this charge approximates the fair value of the chemistry resources we are to provide to BMS under the Discovery Collaboration Agreement.

We expect to incur losses in future periods and these losses are expected to increase as compared to prior periods as a result of the increased level of investment we plan to make in our internal programs, including our DARA program and our newly acquired SARM program, in the future.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.      Defaults upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Security Holders

None.

Item 5.      Other Information

None.

Item 6.      Exhibits

Exhibits.

10.1	Amendment to Lease dated September 10, 2007 between Eastpark at 8A and Pharmacopeia, Inc. (1)

10.2	Amendment to Lease dated April 18, 2007 between Eastpark at 8A and Pharmacopeia, Inc. (1)

10.3	Form of Stock Option Agreement (1) (2)

10.4	Amendment No. 1 to 2007 Incentive Compensation Plan (1) (2)

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

(2)             Compensation plan or arrangement in which directors and executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACOPEIA, INC.

Date: November 5, 2007	By:	/s/ Leslie J. Browne, Ph.D.
Leslie J. Browne, Ph.D.
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Brian M. Posner
Brian M. Posner
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and Chief Accounting Officer)

PHARMACOPEIA, INC.

INDEX TO EXHIBITS

Exhibits.

10.1	Amendment to Lease dated September 10, 2007 between Eastpark at 8A and Pharmacopeia, Inc. (1)

10.2	Amendment to Lease dated April 18, 2007 between Eastpark at 8A and Pharmacopeia, Inc. (1)

10.3	Form of Stock Option Agreement (1) (2)

10.4	Amendment No. 1 to 2007 Incentive Compensation Plan (1) (2)

31.1

Certification of the Principal Executive Officer of Pharmacopeia, Inc. pursuant to Rule 13a-l4(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2

Certification of the Principal Financial Officer and Chief Accounting Officer of Pharmacopeia, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of the Principal Executive Officer of Pharmacopeia, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2

Certification of the Principal Financial Officer and Chief Accounting Officer of Pharmacopeia, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)          Filed herewith.

(2)          Compensation plan or arrangement in which directors and executive officers are eligible to participate.