Form 10-K
period 2007-12-31
PHARMACOPEIA INC
filed 2008-03-06
CIK 1273013

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-50523

PHARMACOPEIA, INC.
(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0418085 (I.R.S. employer identification number)
P.O. Box 5350, Princeton, NJ (Address of principal executive offices)	08543-5350 (zip code)

Registrant's telephone number, including area code 609-452-3600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ Global Market
Series A Junior Participating Preferred Stock	Not applicable

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒

          The aggregate market value of voting stock held by non-affiliates of the Company as of June 30, 2007 was $163,146,417.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 29, 2008
Common stock, par value $0.01 per share	29,652,752

DOCUMENTS INCORPORATED BY REFERENCE

          Selected portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2008 are incorporated by reference in Part III of this Report.

          The Exhibit Index (Item No. 15) incorporates several documents by reference as indicated therein.

Pharmacopeia, Inc.

Report on Form 10-K

Table of Contents

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
  our ability to raise additional funds;

  •
  our plans to develop PS178990, a Phase 1 product candidate from our SARM program;

  •
  our plans to develop PS031291, a preclinical development product candidate from our chemokine receptor CCR1 program;

  •
  our estimates of the market opportunity for our product candidates, including PS433540, PS178990 and PS031291;

  •
  our ability to successfully perform under our agreements with Bristol-Myers Squibb Company, GlaxoSmithKline, Wyeth, Cephalon and Organon;

  •
  our ability to build our pipeline of novel drug candidates through our own internally-funded drug discovery and development programs, third party collaborations, in-licensing and acquisitions;

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

        In some cases, you can identify forward-looking statements by terminology, such as "goals," or "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or the negative of such terms or other similar expressions. You are urged not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, unknown risks, uncertainties or other factors. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those discussed elsewhere in this Report in Part I, Item 1A. "Risk Factors" and in this Item 1, as well as those discussed in our other Securities and Exchange Commission (SEC) filings.

        We urge you to carefully read and consider the disclosures found in these filings, all of which are available in the SEC EDGAR database at www.sec.gov. Except as otherwise required in our reports on Form 10-Q or form 8-K as applicable, we undertake no obligation to (and expressly disclaim any such obligation to) revise or update the statements made herein or the risk factors that may relate thereto whether as a result of new information, future events or otherwise.

        The following discussions should be read in conjunction with the sections of this Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors".

The Company

Overview

        We are a clinical development stage biopharmaceutical company dedicated to discovering and developing novel small molecule therapeutics to address significant medical needs. We have a broad portfolio of clinical and preclinical candidates under development internally or by partners, including eight clinical compounds in Phase 2 or Phase 1 development addressing multiple indications including hypertension, diabetic nephropathy, muscle wasting, inflammation and respiratory disease.

        PS433540, a product candidate we are developing internally, is in Phase 2 clinical development. PS433540 is a Dual-Acting angiotensin and endothelin Receptor Antagonist (DARA) that we in-licensed from Bristol-Myers Squibb Company (BMS) and that is being developed as a potential treatment for cardiovascular and renal diseases, including hypertension and diabetic nephropathy. Our license agreement with BMS provides us with an exclusive license under certain BMS patents with respect to worldwide development and commercialization of PS433540, as well as certain other compounds discovered by BMS that possess DARA activity. There is considerable preclinical and initial clinical data suggesting that simultaneously blocking the actions of both angiotensin and endothelin by co-administration, compared to either agent alone, may provide significantly improved treatment options for several cardiovascular diseases. In September 2007, we announced the initiation of a Phase 2a clinical trial of PS433540 in subjects with Stage I and Stage II hypertension. We expect results from the trial in the second quarter of 2008. In March 2008, we initiated a Phase 2b clinical trial designed to further evaluate safety and efficacy in subjects with Stage I and Stage II hypertension. We expect results from this trial by the end of 2008.

        Of 50 million hypertensives in the United States, only 60% were treated and 30% of those treated require three or more drugs to reach target blood pressure (data from Defined Health 2006 report). The worldwide total number of adults with diabetic hypertension with nephropathy was approximately 21 million in 2007 (data from Data Monitor report). It will be determined based on the safety and efficacy profiles of PS433540 which population, if any, will achieve maximum benefit from the use of PS433540.

        In October 2007, we entered into an additional license agreement with BMS providing us exclusive worldwide development and commercialization rights to a selective androgen receptor modulator (SARM) program (the SARM program). PS178990 is the lead compound in the SARM program and is in Phase 1 clinical development. PS178990 is a non-steroidal SARM that was designed to provide the benefits of testosterone to patients without unwanted side effects on the prostate. BMS completed a Phase 1 single ascending dose study with PS178990. We expect to initiate additional Phase 1 studies for PS178990 in 2008 and initiate a Phase 2 study of the compound in the first half of 2009.

        In February 2008, we announced the nomination of PS031291 as a preclinical development compound from our internal chemokine receptor CCR1 program. PS031291 is a potent and highly selective antagonist at the chemokine receptor CCR1, which has been implicated in playing a significant role in multiple inflammatory and autoimmune disease processes. We believe PS031291 may possess significant potential in the treatment of multiple myeloma and various inflammatory diseases including rheumatoid arthritis. We intend to initiate good laboratory practice (often referred to as GLP) toxicology studies on the product candidate in the first half of 2008.

        We also have certain other agreements with leading pharmaceutical and biotechnology companies, including Schering Corporation and Schering-Plough Ltd. (together Schering-Plough), BMS and Celgene Corporation (Celgene), where we have completed our research activities and the partner is now responsible for the development of potential therapeutic products. Our collaborative research efforts with Schering Plough, BMS and Celgene have resulted in a portfolio that includes two partnered programs currently in Phase 2 clinical trials targeting chronic obstructive pulmonary disease (COPD) in the first instance and psoriasis, rheumatoid arthritis and atherosclerosis in the second instance, as well as four partnered programs in active Phase 1 clinical trials targeting oncology, inflammatory and respiratory diseases. Associated with these clinical development programs, we have received milestone payments from Schering-Plough, BMS and Celgene and, to the extent the compounds successfully progress through clinical development and registration, we will be entitled to receive additional milestone payments. We are also entitled to receive royalties on the commercial sale, if any, of drugs resulting from these collaborations. However, numerous additional studies are required to fully assess the potential of these clinical candidates before they reach the marketplace, and the results from preclinical studies and clinical studies conducted to date with these compounds are not necessarily indicative of the results that may be obtained in future clinical studies.

        In addition to the compounds in clinical development, two other of our partnered programs are in preclinical development, the point at which compounds are tested for safety in animals and are subjected to other studies required prior to testing compounds in humans.

        In addition to our proprietary research and development, we currently have collaborations under which we are actively performing research and development activities with leading pharmaceutical and biotechnology companies, including GlaxoSmithKline, Wyeth, Cephalon and Organon. While the nature of our collaborative relationships vary with each of these companies, we retain certain development and/or commercialization rights under the terms of each agreement.

        Clinical and preclinical development of product drug candidates is a long, expensive and uncertain process that requires us to raise funds from time to time to support our internal development programs. We expect to raise funds from one or a combination of approaches, which could include public and/or private financing, sale and/or partnering of one or more of our internal programs, and partnering of our internal drug discovery capabilities. We continue to pursue the discovery and development of product candidates in both our internal and collaborative programs. The product candidates described above are at early stages and none have received regulatory approval for commercial sale. All of the compounds face the substantial risk of failure inherent in drug discovery and development. At any stage of the clinical development process, we or our collaborators may decide to discontinue development of our product candidates. To date, none of the compounds in which we hold complete or partial rights has reached the stage of a commercial product and, although we have received license and milestone fees, we may never receive any sales revenues, royalty payments or any additional license and milestone fees, under our current or any future collaborations. We do not expect that our product candidates will be commercially available for many years, if ever.

        From time to time we have considered, and we will continue to consider, strategic initiatives intended to further the development of our business. In addition, we consider opportunities to expand our product pipeline through the acquisition or in-licensing of, or investment in, product development candidates, and we intend to continue to explore those opportunities.

        We refer you to our financial statements set forth in Item 8 of this Report.

Corporate Information

        We are a Delaware corporation. We were incorporated in February 2002 as a wholly owned subsidiary of Accelrys, Inc. (Accelrys), formerly Pharmacopeia, Inc. On April 30, 2004, Accelrys completed the spin-off of us into an independent, separately traded and publicly held company through the distribution to its stockholders of a dividend of one share of our common stock for every two shares of Accelrys common stock held. The mailing address of our principal executive offices is P.O. Box 5350, Princeton, NJ 08543-5350, and our telephone number is (609) 452-3600.

Available Information

        Our internet address is www.pharmacopeia.com. As soon as reasonably practicable after we file or furnish reports with the SEC, we make such reports available free of charge through our website our periodic reports that we file with the SEC. The charters of the committees of our Board of Directors and our Ethics and Business Conduct Policy are posted to our website above. The Ethics and Business Conduct Policy, which was adopted in April 2004 and amended in October 2007, applies to all of our employees and directors.

Our Therapeutic Candidate Pipeline

        In September 2007, we announced the initiation of a Phase 2a clinical trial of PS433540 in subjects with Stage I and Stage II hypertension. We expect results from the trial in the second quarter of 2008. In March 2008, we initiated a Phase 2b clinical trial of PS433540 designed to further evaluate safety and efficacy in subjects with stage I and stage II hypertension. We expect results from this trial by the end of 2008.

        We have built a broad therapeutic candidate pipeline consisting of eight active clinical programs (with respect to which human evaluation has begun), three preclinical programs and multiple other drug discovery programs. Some of these programs were in-licensed, others started as collaborative drug discovery partnerships, and others started from our internal discovery efforts. Our collaborators have diverse therapeutic interests, and thus our product pipeline spans multiple disease categories. In all cases, we have a financial interest in each of the programs.

        Our collaborative research efforts have resulted in a portfolio that includes two partnered programs currently in Phase 2 clinical trials targeting COPD in the first instance and psoriasis in the second instance, as well as four partnered programs in active Phase 1 clinical trials targeting oncology, inflammatory and respiratory diseases. The Schering-Plough relationship produced a CXCR2 antagonist which entered Phase 2 clinical trials in the fourth quarter of 2006 for COPD, an enzyme inhibitor which entered Phase 1 clinical trials in September 2006 for oncology, a candidate for inflammatory diseases which entered Phase 1 clinical trials in March 2007, and a candidate for respiratory diseases which entered Phase 1 clinical trials in September 2007. We initially identified p38 kinase inhibitor lead compounds in 1997 and entered into a collaborative partnering agreement with BMS in 1999. This collaboration resulted in a compound that entered Phase 2 clinical trials in September 2007 in psoriasis. We believe BMS will initiate Phase 2 clinical trials with this compound targeting rheumatoid arthritis and atherosclerosis. A second compound resulting from that partnership, which is a back-up candidate, entered Phase 1 clinical trials in Canada in December 2005. Our relationship with Celgene produced a compound being evaluated for the treatment of inflammatory diseases that entered a Phase 1 clinical trial in the first quarter of 2008.

        The following chart sets forth our internal program portfolio and the disease areas in which we believe each program is likely relevant. We licensed our DARA program and our SARM program from

BMS. We partnered our JAK3 Inhibitors program to Wyeth for all indications and routes of delivery other than topical administration for dermatological and ocular diseases.

Internal Program Portfolio

Proprietary Program	Therapeutic Areas
DARA (PS433540)	Hypertension, diabetic nephropathy
SARM (PS178990)	Muscle wasting
CCR1 Antagonists (PS031291)	Multiple myeloma and rheumatoid arthritis
JAK3 Inhibitors	Dermatological and ocular diseases for topical administration

        DARA.    Our lead internal program is our DARA program, from which PS433540 is in Phase 2 clinical development. We are developing PS433540 as a potential treatment for cardiovascular and renal diseases, including most importantly hypertension and diabetic nephropathy. In September 2007, we announced the initiation of a Phase 2a clinical trial of PS433540 in subjects with Stage I and Stage II hypertension. We expect results from the trial in the second quarter of 2008. In March 2008, we initiated a Phase 2b clinical trial designed to further evaluate safety and efficacy in subjects with Stage I and Stage II hypertension. We expect results from this trial by the end of 2008. We believe that PS433540 administered as a single agent has the potential to have a superior efficacy profile to monotherapy with an angiotensin receptor blocker for the treatment of hypertension and diabetic nephropathy.

        Abnormal liver function test results, which are indicative of potential liver toxicity, have been reported by other companies as complications in their clinical trials of ERA product candidates. In addition, other companies' ERAs and ARBs have been teratogenic in animals. Prior clinical trials by other companies have also indicated that the ERA therapeutic class may cause peripheral edema (fluid retention) in some patients. It will be determined based on the safety and efficacy profiles of PS433540 which patient population, if any, will achieve maximum benefit from the use of PS433540.

        We have announced positive results from multiple Phase 1 clinical studies for PS433540. Results from a single ascending dose (SAD) study indicated that the compound was well tolerated at all six doses administered ranging from 20 mg to 1,000 mg and that the compound has a half-life that is consistent with once daily administration. In the multiple ascending dose study, five dose levels from 50 mg to 1,000 mg have not produced safety or tolerability issues. In a Phase 1 angiotensin II (AII) challenge study, PS433540 demonstrated its ability to block the increase in blood pressure induced by administration of AII to healthy volunteers.

        AII and endothelin 1 (ET1) are two of the most potent vasoactive peptides currently known and are believed to play a role in controlling both vascular tone and pathological tissue remodeling associated with a variety of diseases, including diabetic nephropathy and heart failure. Currently, angiotensin receptor blockers (ARBs), which inhibit the activity of AII, are widely used as a treatment for hypertension, heart failure and diabetic nephropathy. In addition, there is a growing body of data that demonstrates the potential therapeutic benefits of ET receptor antagonists (ERAs) in blocking ET1 activity.

        PS433540 appears to block the activity of both AII and ET1 at their respective AT1 and ETA receptors. It is the first and only example in development of a single compound with dual-acting angiotensin and endothelin receptor antagonist (DARA) activity. We view PS433540 as a first-in-class product candidate, which may represent a significant advancement in the treatment of cardiovascular and renal diseases, including hypertension and diabetic nephropathy.

        In well-validated rat models of human hypertension, the combination of an ARB and an ERA appears to result in a synergistic effect. Furthermore, although ARBs are the standard of care for patients with diabetic nephropathy, improved efficacy with the co-administration of an ERA has been reported by a third party in Phase 2 clinical development. Finally, in animal models of heart failure conducted by third parties, the combination of an ARB and an ERA results in improvements in both function and tissue remodeling parameters not seen with either agent alone.

        A number of preclinical studies using PS433540 have resulted in positive outcomes in multiple disease models and a positive preclinical pharmacokinetic and safety profile.

        In March 2006, we and BMS entered into an exclusive licensing agreement (the DARA License Agreement) providing us worldwide development and commercialization rights to certain compounds discovered by BMS, including PS433540, that possess DARA activity. Under the agreement, we acquired exclusive rights to lead and backup DARA development candidates under the BMS patents claiming these compounds. BMS has a limited right of first negotiation in the event that we desire to license compounds that are the subject of the DARA License Agreement to a third party other than BMS.

        SARM.    The lead compound in our SARM program (PS178990), which we believe to be one of the most potent muscle selective SARM agonists currently identified, is presently in Phase 1 clinical development. PS178990 has been well characterized both preclinically and in a Phase 1 SAD study. Results for the SAD study demonstrated PS178990 to be safe and well tolerated at doses anticipated to be clinically efficacious. We expect to initiate additional Phase 1 studies for PS178990 in 2008 and to initiate a Phase 2 study of the compound in the first half of 2009.

        Endogenous androgens are hormones that play an important role in several systems in the body while also stimulating the growth of the prostate in men. As individuals age, the level of these hormones gradually declines, potentially causing the loss of muscle mass and osteoporosis. This loss of muscle mass and bone becomes accelerated in situations of extreme stress and immobility, such as in patients with end-stage renal disease or severe burns. SARMs are small molecules which have been shown to activate the androgen receptor selectively in certain tissues. The degree to which these compounds activate the androgen receptor can vary between tissues. For example, SARMs can be agonists in one tissue and partial agonists, or antagonists, in other tissues. As a result, muscle selective SARMs may, through oral administration, supplement the lack of endogenous androgens without causing undesirable effects such as prostate growth. Testosterone and other anabolic steroids may cause unwanted side effects, including stimulating prostate cancer growth in men and masculinization in women.

        In October 2007, we entered into a license agreement with BMS providing us exclusive worldwide development and commercialization rights to a selective androgen receptor modulator (SARM) program, including PS178990 and back-up compounds. BMS has a limited right of first negotiation in the event that we desire to license compounds that are part of our SARM program to a third party other than BMS.

        CCR1 Antagonists.    In February 2008, we announced the nomination of PS031291 as a preclinical development compound from our internal CCR1 discovery program. PS031291 is a potent and highly selective antagonist at the chemokine receptor CCR1, which has been implicated in playing a significant role in multiple inflammatory and autoimmune disease processes. We believe PS031291 may possess significant potential in the treatment of multiple myeloma and various inflammatory diseases including rheumatoid arthritis. We intend to initiate GLP toxicology studies on the compound in the first half of 2008.

        CCR1 is a member of the chemokine receptor family. The CCR1 receptor is involved in the trafficking of T-cells and monocytes to specific sites of inflammation, such as in the arthritic synovium. The chemokine receptors link extracellular signals to intracellular processes that are central to the inflammatory response. Research has clearly demonstrated a role for the CCR1 receptor in modulating multiple inflammatory disease states and, therefore, inhibition of its activity could offer potential new treatment options with reduced side effects.

        JAK3 Inhibitors.    A member of the Janus family of tyrosine protein kinases, Janus Kinase-3 (JAK3), plays a critical role in T-cell proliferation via cytokine signaling pathways. Local administration of a selective JAK3 inhibitor represents a potential therapeutic approach for T-cell and cytokine mediated dermatologic and ocular diseases. Included in these are psoriasis, which is characterized by hyper-proliferation of T-cells which present themselves in inflamed skin lesions, and dry eye, which is a cytokine-based inflammation of the ocular surface.

        Local administration of a JAK3 inhibitor for psoriasis would inhibit T-cell proliferation but have the advantage of limiting potential systemic side effects. Treatment of dry eye is aimed at reducing conjunctival inflammation and restoring normal tear film to minimize dryness. Local administration of a JAK3 inhibitor could selectively reduce cytokine-induced inflammation in the conjunctiva.

        We have identified a series of potent, selective JAK3 inhibitors that are immunoregulatory in preclinical models of T-cell activities. Lead psoriasis candidates are being assessed for skin permeation. Additional studies are in progress to advance compounds toward preclinical development.

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

        Lead identification.    During the lead identification phase, researchers screen "libraries," i.e., collections of compounds, against disease targets to evaluate their potential as lead compounds (compounds that may be a starting point for further chemical modification to produce a clinical candidate molecule) in a process known as primary screening. To maximize the prospects of discovering promising new compounds during primary screening, many researchers seek to utilize diverse collections of molecules that cover a broad range of possible chemical structures. Scientists must balance, however, this desire for diversity in chemical composition against the requirement that the compounds have "drug-like" properties, such that their chemical structures render them likely to be bioavailable and non-toxic. The imperatives of diversity and drug-likeness present scientists with a "trade-off" in their experimentation. Researchers can address these dual needs by efficiently screening large collections of molecules that are diverse in structure, but drug-like in character.

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

        Our drug discovery platform.    Our drug discovery approach is supported by our proprietary combinatorial chemistry encoding technology, Encoded Combinatorial Libraries on Polymeric Support (ECLiPS®), our proprietary collection of chemical compounds, assay technology, production automation, information systems and quality assurance programs. We have employed ECLiPS®, together with other technologies, to synthesize approximately 8 million chemical compounds, which we believe comprise the largest group of compound libraries held by one company in the pharmaceutical industry. Our small molecule libraries have been engineered to be both drug-like and diverse. Our compound collection and high throughput screening technologies have been proven to be effective against a wide variety of biological targets. Importantly, we have achieved success against some of our collaborators' most difficult targets, often after our partners' internal drug discovery efforts were unsuccessful.

        Our tagging technology used in ECLiPS® has been licensed exclusively from the Trustees of Columbia University (Columbia) and Cold Spring Harbor Laboratory (Cold Spring) since 1993. We are obligated to pay a minimum annual license fee of $100,000 to Columbia University and Cold Spring Harbor Laboratory. The term of the agreement is the later of (i) July 16, 2013 or (ii) the expiration of the last patent relating to the technology, at which time we will have a fully paid license to the technology. The license granted to us under the agreement can be terminated by Columbia and Cold Spring (i) upon 30 days written notice to us if we materially breach the Agreement and we fail to cure such material breach in accordance with the Agreement or (ii) if we commit any act of bankruptcy, become insolvent, file a petition under any bankruptcy or insolvency act or have any such petition filed against us that is not dismissed within 60 days. We are also obligated to pay royalties to Columbia and Cold Spring based on net sales of pharmaceutical products we develop, as well as a percentage of all other revenue we recognize from collaborators that is derived from the technology licensed from Columbia and Cold Spring.

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

        If successful, clinical trials in the United States result in the submission of a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA). Similarly, separate clinical trials must be conducted and regulatory approvals secured before a drug can be marketed internationally.

        In September 2007, we announced the initiation of a Phase 2a clinical trial of PS433540, the lead compound in our DARA program, in subjects with Stage I and Stage II hypertension. In March 2008, we initiated a Phase 2b clinical trial designed to further evaluate safety and efficacy in subjects with Stage I and Stage II hypertension. PS178990 is the lead compound in our SARM program and is in Phase 1 clinical development. We are building our capability to manage and oversee our clinical development programs. We work extensively with clinical development consultants and clinical research organizations to augment our internal capabilities.

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

Our Significant In-Licensing Relationships

  Bristol-Myers Squibb (DARA program and SARM program)

        In March 2006, we entered into an exclusive licensing agreement (the DARA License Agreement) with BMS providing us an exclusive license under certain BMS patents with respect to worldwide development and commercialization of certain compounds discovered by BMS that possess dual angiotensin and endothelin receptor antagonist (DARA) activity, including lead and backup DARA development candidates.

        Under the terms of the DARA License Agreement, in lieu of an up-front cash payment, we are providing BMS a set of compound libraries, over a period of approximately three years following the execution of the agreement. In the event we fail to deliver the aforementioned libraries to BMS, we would be required to make cash payments to BMS on a pro rata basis of up to $1.2 million as of December 31, 2007.

        We estimated that the fair value of the compound library services to be provided to BMS is approximately $2.0 million. In accordance with Statement of Financial Accounting Standard (SFAS) No. 2 "Accounting for Research and Development Costs," (SFAS 2) we recorded a non-cash charge of $2.0 million to proprietary research and development expense related to the acquisition of the license to the DARA program during the year ended December 31, 2006. We also recorded deferred revenue for the estimated fair value of the compound library services to be provided. Included in deferred revenue as of December 31, 2007 was approximately $1.2 million, all of which was classified as deferred revenue, current portion. During the year ended December 31, 2007, we recognized approximately $765 thousand of revenue in connection with these compound library services.

        For the year ended December 31, 2007, we paid BMS $3.0 million in milestone fees related to the achievement of clinical events by PS433540. We are obligated to pay BMS additional milestone payments upon the achievement, if any, of further successive clinical and regulatory events in the United States and certain other jurisdictions, and royalties on sales of products, if any, resulting from the DARA program. BMS has a limited right of first negotiation in the event that we desire to license compounds that are the subject of the DARA License Agreement to a third party other than BMS.

        In October 2007, we acquired the development and commercialization rights to our SARM program from BMS, including PS178990, a product candidate in Phase 1 clinical development for which we intend to conduct further clinical trials. In consideration for the licenses to the SARM program, we entered into a discovery collaboration agreement with BMS to provide a portion of our medicinal chemistry resources to a BMS discovery program unrelated to the SARM program for a period up to three years. Progressing the SARM program, specifically our product candidate PS178990, through clinical trials is expected to further increase our proprietary research and development costs. BMS has a limited right of first negotiation in the event that we desire to license compounds that are part of our SARM program to a third party other than BMS.

        In accordance with SFAS 2 we recorded a non-cash charge of $9.2 million to proprietary research and development expense related to the acquisition of the license to the SARM program during the year ended December 31, 2007. We also recorded deferred revenue of approximately $9.2 million as of December 31, 2007, which represents the estimated fair value of the medicinal chemistry resources BMS will receive, of which $6.2 million was classified as long-term revenue.

        In addition, we will pay BMS milestone payments associated with submission and approval of a therapeutic product for marketing and a stepped royalty on net sales of therapeutic products, if any, resulting from the SARM development program. BMS has a limited right of first negotiation in the event that the Company desires to license compounds that are the subject of the SARM License Agreement to a third party other than BMS.

Our Significant Collaborative Relationships

  GlaxoSmithKline

        In March 2006, we and SmithKlineBeecham Corporation and Glaxo Group Limited (together GSK) entered into a product development and commercialization agreement (the GSK Agreement). Under the terms of the GSK Agreement, we may receive up to $15.0 million in cash payments from GSK related to the initial discovery activities to be conducted by us, including $5.0 million that we received in April 2006 and $5.0 million that we received in June 2007. The remaining $5.0 million will be payable to us upon our fulfillment of certain conditions related to the initial discovery activities to be conducted by us. Our role in the alliance is to (i) identify and (ii) advance molecules in chosen therapeutic programs to development stage and (iii) subject to certain provisions in the GSK Agreement, further develop the candidates to clinical "proof of concept" (a demonstration of efficacy in humans). We have agreed that we will not screen our compound library for other collaborators, or for our own account, against any target we screen under the GSK Agreement for a specified period.

        The GSK Agreement provides GSK an exclusive option, exercisable at defined points during the development process for each program (up to the point of clinical proof of concept), to license that program. Upon licensing a program, GSK is obligated to conduct preclinical development and/or clinical trials and commercialize pharmaceutical products resulting from such licensed programs on a worldwide basis. In addition to the cash payments above, we are entitled to receive success-based milestone payments, starting in preclinical research, from GSK for each drug development program under the alliance and the potential for double-digit royalties upon the successful commercialization by GSK of any product resulting therefrom. In the year ended December 31, 2007, we received non-refundable milestone payments totaling $1.5 million from GSK related to the identification of lead compounds, which were recorded as deferred revenue due to our continuing performance obligations under the GSK Agreement.

        In the event that GSK does not exercise its option to license a program, we will retain all rights to that program and may continue to develop the program and commercialize any products resulting from the program, or we may elect to cease progressing the program and/or seek other partners for further development and commercialization. Should we develop or partner such a program and commercialize any products resulting from that program, we will be obligated to pay GSK success-based milestone payments and royalties upon successful commercialization, if any.

        In connection with the GSK Agreement, we issued two warrants to GSK for the purchase of up to an aggregate of 176,367 shares of its common stock at an exercise price of $5.67 per share. The warrants are exercisable at any time before the earlier to occur of (i) March 24, 2011 and (ii) the effective date of certain types of terminations of the GSK Agreement. These warrants were issued in a transaction not involving a public offering under Section 4(2) of the Securities Act of 1933, as amended

        We and GSK each have the right to terminate the GSK Agreement in our sole discretion under certain specified circumstances at any time during the term of the GSK Agreement. In addition, we and GSK each have the right to terminate the GSK Agreement under other circumstances that are customary in these types of agreements. If we exercise our discretionary termination right at any time during the first five years of the term, under certain circumstances, we could be required to refund to GSK a portion of the up to $15.0 million related to initial discovery activities to be conducted by us referred to above. The amount of any such refund will be calculated based upon when during the term of the GSK Agreement that termination occurs. However, there are no instances where the deferred revenue would be amortized below the amount that could be potentially refundable pursuant to the terms of the GSK Agreement. Further, should GSK exercise its discretionary termination rights, there are no provisions in the GSK Agreement that would require us to refund payments received relating to our performance of initial discovery activities under the GSK Agreement.

        During the year ended December 31, 2007, we earned approximately $1.6 million, or 8% of our revenue, under the GSK Agreement.

  Wyeth

        In December 2006, we entered into a research and license agreement (the Wyeth Agreement) with Wyeth, acting through its Wyeth Pharmaceuticals Division, providing for the formation of an alliance based on our JAK3 kinase inhibitor program. The alliance's goal is to research, develop and commercialize therapeutic products for the treatment of certain immunological conditions in humans.

        The companies each have certain exclusive rights to develop and commercialize products resulting from the JAK3 program and the alliance. We retain the right to develop and commercialize therapeutic products for the employment of topical administration for treatment of dermatological and ocular diseases and Wyeth has the right to develop therapeutic products for all other indications and routes of delivery. Under the terms of the Wyeth Agreement, in addition to an up-front $5.0 million cash payment and $3.0 million in research funding received during the year ended December 31, 2007, we may also receive up to $6.0 million in research funding over the remaining portion of the three-year research term, which began in January 2007. In addition, we may receive up to $175.0 million for Wyeth's achievement of development, regulatory and commercialization milestones, as well as double-digit royalties on the net sales of any products commercialized by Wyeth under the alliance. Each company is responsible for all development, regulatory, manufacturing and commercialization activities for the products it develops and commercializes in its field.

        We and Wyeth each have the right to terminate the Wyeth Agreement under certain specified circumstances at any time during the term of the Wyeth Agreement. In addition, Wyeth has the right, upon six months' prior written notice provided to us, to terminate the research collaboration and/or the Wyeth Agreement in its entirety or in part. Such right of termination would not apply to Wyeth's obligations with respect to any program developed by the collaboration and licensed by Wyeth. No termination will require us to refund to Wyeth any or all of the above cash payments.

        During the year ended December 31, 2007, we recognized approximately $4.7 million, or 22%, of our revenue under the Wyeth Agreement.

  Cephalon

        In May 2006, we entered into a collaboration and license agreement (the Cephalon Agreement) with Cephalon providing for the formation of a new drug discovery, development and commercialization alliance. Under the Cephalon Agreement, we received an up-front, non-refundable payment of $15.0 million in June 2006 to support our research efforts.

        Cephalon is responsible for identifying hit and lead compounds, which we and Cephalon will then work collaboratively to advance to clinical candidates. We are principally responsible for medicinal chemistry, and Cephalon provides biology support, including preclinical disease models, as required by the Cephalon Agreement. We have agreed that, for a specified period, we will not screen our compound library for other collaborators, or for our own account, against any target we work on under the Cephalon Agreement.

        Upon the nomination of any clinical candidates by the alliance, Cephalon will be primarily responsible for their development and commercialization. We retain an option to develop certain candidates from the alliance, subject to Cephalon's agreeing to such development. For each clinical candidate, if any, advanced under the alliance, the developing company will make clinical, regulatory and sales milestone payments to the non-developing company. In addition, the company commercializing each resulting product, if any, will pay the non-commercializing company up to double-digit royalties based on the sales level achieved.

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

        For the year ended December 31, 2007, our alliance with Cephalon accounted for approximately $5.0 million, or 23%, of our revenue.

  Organon

        In February 2007, we entered into an amended and restated collaboration and license agreement (the Organon Agreement) with N.V. Organon (Organon), providing for the formation of a new alliance to discover, develop and commercialize therapeutic products across a broad range of therapeutic indications. The new alliance builds on the companies' past collaborations, including the collaboration that we and Organon entered into in 2002 and were performing under prior to the execution of the

Organon Agreement (the 2002 Collaboration). In 2007, subsequent to our entering into the Organon Agreement, Schering-Plough acquired Organon.

        Under the Organon Agreement, we received an up-front payment of $15.0 million, $1.0 million for the transfer of rights to certain programs from the 2002 collaboration and $4.0 million in quarterly research funding during 2007. The Organon Agreement provides that we may also receive up to an additional $4.0 million per year ($16.0 million aggregate) in research funding over the remaining portion of the five-year research term of the alliance, which began in February 2007. The Organon Agreement also provides that we waive our rights to receive further compensation (e.g., future milestone and royalty payments) with respect to programs resulting from lead series identified by us and delivered to Organon under the 2002 Collaboration and certain other programs from earlier agreements.

        Under the Organon Agreement, we will work collaboratively with Organon to generate development compounds addressing targets of mutual interest selected by Organon and agreed upon by the joint research committee of the alliance, by taking advantage of the complementary skills and expertise of each company. The goal is to produce compounds ready to enter development, which will be primarily handled by Organon. The Organon Agreement provides us the option to purchase the right to co-develop and co-commercialize therapeutic candidates discovered through the alliance.

        For therapeutic candidates we do not elect to co-develop and co-commercialize, Organon will retain exclusive development and commercialization rights, and we will receive milestone payments as a result of Organon's successful advancement, if any, of each candidate through clinical development, and up to double-digit royalties based on commercialization of any resulting pharmaceutical products.

        We and Organon each have the right to terminate the Organon Agreement under certain specified circumstances at any time during the term of the Organon Agreement. In addition, we and Organon each have the right to terminate the Organon Agreement under other circumstances that are customary in these types of agreements. Should Organon exercise its discretionary termination rights, there are no provisions in the Organon Agreement that would require us to refund payments received under the Organon Agreement. If we exercise our discretionary termination right, under certain circumstances, we could be subject to a termination fee of $5.0 million. Whether or not we are subject to the termination fee is based upon when during the term of the Organon Agreement we exercise our discretionary termination right. There will, however, until such time as we are no longer subject to the termination fee, be no instances where the deferred revenue associated with the Organon Agreement would be amortized below $5.0 million.

        During the year ended December 31, 2007, we earned approximately $3.5 million, or 16% of our revenue, of which $3.0 million related to research activities performed under the Organon Agreement and $0.5 million related to research activities performed under our 2002 Collaboration with Organon.

  Schering-Plough

        In April 2007, we completed our research activities under our agreements with Schering-Plough. Under the terms of our agreements with Schering-Plough, the cessation of our research activities does not affect other areas of the collaborations, including the ongoing Phase 2 and 1 clinical trials and multiple preclinical programs that Schering-Plough is conducting. We will continue to be entitled to payments resulting from the successful achievement by Schering-Plough, if any, of clinical milestones, as well as royalty payments from sales, if any, of products resulting from compounds already delivered by us and accepted by Schering-Plough under the collaborations.

        In 2007, subsequent to our entering into the Organon Agreement, Schering-Plough acquired our collaborator Organon.

        For the year ended December 31, 2007, our collaborations with Schering-Plough accounted for approximately $3.8 million, or 18%, of our revenue, including $3.0 million in milestone revenue.

  Other Relationships

        We have also entered into research collaboration agreements with numerous other companies. Several of these collaborations, in which we have completed our research activities, may yield us milestone and royalty revenues. We believe the termination of any one of these other active agreements would not have a material adverse effect on us.

Competition; Markets

        Of 50 million hypertensives in the United States, only 60% were treated and 30% of those treated required three or more drugs to reach target blood pressure (data from Defined Health 2006 report). The worldwide total number of adults with diabetic hypertension with nephropathy was approximately 21 million in 2007 (data from Data Monitor report).

        Our DARA program is currently in Phase 2 clinical trials in subjects with Stage I and Stage II hypertension. The hypertension market is characterized by significant competition targeting uncontrolled hypertension from a number of established generic classes and new therapies, including several combination products of two antihypertensives. In addition, while there are currently are no therapies approved for resistant hypertension, there are two such therapies in clinical development, the most advanced of which is in Phase 2. It will be determined based on the safety and efficacy profiles of PS433540 which population, if any, will achieve maximum benefit from the use of PS433540.

        Our SARM program is in Phase 1 clinical development focusing on conditions that result in a loss of muscle mass, such as those individuals recovering from traumatic surgeries and those individuals suffering from cancer and AIDS cachexia. While there are no SARM products that have received regulatory approval, two competitors have compounds that are in development, the most advanced of which is in Phase 2.

        Additionally, we may face competition from companies using different or advanced techniques that could render our products obsolete.The pharmaceutical industry is characterized by intense competition. Many companies, research institutions and universities are conducting research and development activities in a number of areas similar to our fields of interest. Many of our competitors have substantially greater financial, research and development, manufacturing, marketing and human resources and greater experience in product discovery, development, clinical trial management, FDA and other regulatory review, manufacturing and marketing than we do.

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

Employees

        As of December 31, 2007, we had 169 full-time employees. None of our employees are covered by collective bargaining agreements. Our employees are at-will employees, which means that each of them can terminate their relationship with us and we can terminate our relationship with them at any time. We believe our relations with our employees are good.

Intellectual Property

        As of February 1, 2008, we had 79 issued and not abandoned patents in the United States as well as associated granted foreign patents relating to various aspects of our intellectual property, including compounds related to our internal or collaborative programs, compound libraries, our molecular tag sets and certain screening technologies. We either own these patents ourselves or with collaborators or rights under them are licensed to us. The term of the primary U.S. patent covering PS433540 extends to 2019. The intellectual property estate related to our SARM program contains a portfolio of pending patent applications that, if granted, would provide intellectual property coverage through at least 2023 in the United States.

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

Government Regulation

        In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (FDC Act), and other federal and state statutes and regulations, govern, among other things, the research, development, testing, approval, manufacture, distribution, labeling and marketing of pharmaceutical products. Failure to comply with applicable FDA requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA suspension of clinical trials, refusal to approve pending NDAs, warning letters, injunctions, fines, civil penalties and criminal prosecution.

        Pharmaceutical product development in the U.S. typically involves preclinical laboratory and animal tests, submission to FDA of a notice of claimed investigational exemption (also known as an investigational new drug application or IND) which must become effective before clinical testing may commence, and finally submission and FDA approval of a new drug application (known as an NDA). Adequate and well-controlled clinical trials establishing the safety and effectiveness of a new drug must be submitted for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically requires many years and the actual time required may vary substantially based upon type, complexity and novelty of the product or disease.

        We, or our collaborators, must include in any IND submission results of preclinical tests such as laboratory evaluations of product chemistry, formulation and toxicity, as well as animal studies assessing the characteristics and potential safety and efficacy of the product. Conduct of preclinical tests must comply with federal regulations and requirements including good laboratory practice. In addition to preclinical testing results, the IND must contain data and information pertinent to product chemistry, manufacturing and controls, as well as protocols for proposed clinical trials in which the investigational new drug will be administered to healthy volunteers or patients under the supervision of a qualified investigator. Long term preclinical tests, such as animal studies of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

        A 30-day waiting period after the submission of each IND is required prior to commencement of clinical testing in humans. If FDA has not commented on or questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials sponsored by us, or our collaborators, must be conducted in compliance with federal regulations, good clinical practice (commonly known as GCP), and the applicable study protocols. The study protocol describes the study and details the objectives of the trial and the parameters to be used in monitoring safety and the effectiveness. Subsequent amendments to the protocol must be submitted to FDA as part of the IND. FDA may order temporary or permanent, complete or partial, discontinuation of a clinical trial at any time or impose other restrictions or sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the human subjects.

        The study protocol and informed consent information for the patients or volunteers who will participate in the clinical trial and any changes to the study which may impact patient safety must also be submitted by us, or our collaborators, to an institutional review board (known as an IRB) for approval prior to commencement of the trial. An IRB may also require a clinical trial to be halted, either temporarily or permanently, for failure to comply with the IRB's requirements, or may impose other conditions for conduct of the trial.

        Clinical trials conducted pursuant to an IND in support of NDA premarket approval are typically conducted in three sequential phases, although the phases may overlap somewhat. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication or indications, dosage tolerance and optimum dosage, and identify common adverse effects and safety risks. If an investigational drug demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2, Phase 3 trials are undertaken to obtain additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites. Phase 3 results are intended to permit FDA to evaluate the overall benefit-risk relationship of the drug and provide adequate information for the labeling of the drug.

        After completion of clinical trials of a new drug, U.S. and foreign regulatory authority marketing approval must be obtained. In the U.S., we or our collaborators must prepare an NDA and submit it to FDA for premarket approval. The NDA must include the results of all preclinical, clinical and other testing, as well as a compilation of data relating to the product's pharmacology, chemistry, manufacture and controls. The time and cost required for preparation and submission of an NDA is substantial. Under federal law, the submission of most NDAs is also subject to a substantial application user fee, currently exceeding $896,200. In addition, the manufacturer and/or sponsor under an approved NDA are subject to annual product and establishment user fees, currently exceeding $49,750 per product and $313,100 per establishment. These fees are typically increased annually.

        Upon receipt of an NDA, FDA has 60 days to determine whether the NDA will be accepted for filing based on the agency's threshold determination that it is sufficiently complete to permit substantive review. Once the NDA is accepted for filing, FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most NDAs for non-priority drug products are reviewed within ten months. The review process may be extended by FDA for three additional months to consider certain information or clarification regarding information already provided in the NDA. FDA may also refer an NDA for a novel drug product or a drug product that presents difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the NDA should be approved. FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, FDA will, prior to NDA approval, inspect the facility or the facilities at which the drug is manufactured. FDA will not approve the product unless compliance with current good manufacturing practice (known as cGMP) is demonstrated and the NDA contains substantial evidence that the drug is safe and effective in the indication studied.

        After FDA evaluates the NDA and the manufacturing facilities, it issues an approval letter, an approvable letter or a not-approvable letter. Both approvable and not-approvable letters generally outline the deficiencies in the NDA and may require substantial additional testing or information in order for the FDA to reconsider the NDA. If and when those deficiencies are addressed to FDA's satisfaction in a resubmission of the NDA, FDA will issue an approval letter. FDA has committed to reviewing such resubmissions in 2 or 6 months depending on the type of information included. An FDA approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

        As a condition of NDA approval, FDA may require substantial post-approval testing, known as Phase 4 testing, risk minimization action plans and surveillance to monitor the effects of an approved product, or place conditions on an approval that could restrict the distribution or use of the product or materially affect the potential market and profitability. Once granted, product approvals may be withdrawn if compliance with post-market regulatory requirements is not maintained or problems are identified following initial marketing. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems such as adverse effects are subsequently discovered.

        Upon NDA approval, the new drug and each of the patents identified for the drug in the NDA are published in FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can be cited by potential competitors in support of approval of an abbreviated new drug application (known as an ANDA). ANDA applicants are not required to conduct or submit pre-clinical or clinical tests to prove the safety or effectiveness of their "generic equivalent" drug products. An ANDA applicant must, however, certify to FDA that its generic product will not infringe the already approved product's listed patents or that such patents are invalid. Unless the ANDA applicant challenges the listed patents, FDA will not approve the ANDA until expiration of all such patents. FDA also will not approve an ANDA until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired.

        Under the Pediatric Research Equity Act of 2003, NDAs for a new active ingredient, indication, dosage form, dosage regimen, or route of administration must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. FDA may, on its own or at the request of the applicant, defer submission of some or all pediatric data until after approval of the product in adults, or grant a full or partial waiver from the pediatric data requirements. The pediatric data requirements do not apply to product with an orphan drug designation.

        Sales of drugs depend in significant part on the availability of reimbursement from third party payors, including governmental health authorities such as Medicaid and Medicare, managed care providers, private health insurers and other organizations. It is anticipated that any products we have will be eligible for payment by third party payors when they are approved. It is time consuming and expensive to seek coverage and reimbursement from third party payors. Reimbursement, however, may not be available or sufficient to allow sale of the product on a competitive profitable basis.

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

        In addition, we are subject to the U.S. Foreign Corrupt Practices Act, which prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. Our present and future business has and will continue to be subject to various other laws, rules and/or regulations applicable to us as a result of our international sales.

Research and Development

  Collaborative Research and Development

        Our collaborative research and development expense consists of the labor, material, equipment and allocated facilities cost of our scientific staff that are working on our collaborative partnerships. Our expense for collaborative research and development activities was as follows (in thousands):

Years ended December 31,
2007	2006	2005
$23,735	$13,551	$17,734

        The increase in collaborative research and development expense from 2006 to 2007 primarily related to an increase in resources allocated to our alliances with GSK, Cephalon and Wyeth. This increase was offset by decreased resources allocated to our collaborations with Schering-Plough that resulted from the completion of our research activities in April 2007.

        The decrease in collaborative research and development expense from 2005 to 2006 related primarily to the decreased resources allocated to our collaborative partnerships with Schering-Plough and the expiration of other collaborative research and development agreements.

  Proprietary Research and Development

        Our proprietary research and development expense includes research and development acquisition costs, clinical trial and preclinical study costs, and labor, material, equipment and allocated facilities cost of scientific staff working on self-funded internal drug discovery and development programs. Our expense for proprietary research and development activities was as follows (in thousands):

Years ended December 31,
2007	2006	2005
$39,273	$23,524	$10,965

        The increase in research and development expense from 2006 to 2007 related primarily to increased costs associated with the advancement of PS433540 from preclinical development into clinical development. PS433540 is currently in Phase 2 clinical trials. In addition, we recorded a non-cash charge of $9.2 million to research and development expense related to our acquisition of our SARM program from BMS. These costs were offset by a reduction in our proprietary research and development expense related to our JAK3 program which we partnered with Wyeth in December 2006, and which expenses are now primarily accounted for in collaborative research and development expense.

        The increase in research and development expense from 2005 to 2006 was primarily attributable to our licensing of the DARA program and the related preclinical studies we conducted with respect to PS433540. Also contributing to the increase were increased resources expended on our JAK3 program prior to our partnering with Wyeth on the program at the end of 2006, our CCR1 program, and our adenosine A2a program.

Revenue by Geographic Region

        We classify our business operations in one operating segment and all of our revenues are generated from this segment. Our net revenue consists of the funding of our collaborative research activities, as well as our receipt of milestones, success fees and license revenue if and as our research and development progresses through our collaborators' development processes. For more information about our revenues, particularly from our collaborative relationships which produced more than 10% of our revenue, and our operating results, please see our "Selected Financial Data" and our "Management's Discussion and Analysis of Financial Condition and Results of Operation—Results of Operations" included elsewhere in this Annual Report. Revenue was derived from collaborators located in the following geographic regions:

	Years ended December 31,
	2007	2006	2005
Customers located in:
United States	69%	45%	39%
Europe	31%	55%	60%
Asia	—	—	1%

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

        As of December 31, 2007, we had cash, cash equivalents and marketable securities of approximately $71.3 million. In addition, as of December 31, 2007, we had deferred revenue of approximately $47.2 million relating to research and development activities that are to be performed by us subsequent to December 31, 2007. Our cash used in operating activities for the year ended December 31, 2007 was approximately $11.1 million, which included $25.0 million in upfront payments from collaborators. Excluding these receipts, our cash used in operating activities would have been $36.1 million. As the clinical programs we are developing progress, we expect this amount to increase in the future. Clinical and preclinical development of drug candidates is a long, expensive and uncertain process that requires us to raise funds from time to time to support our internal development programs. We expect to raise funds from one or a combination of approaches, which could include public and/or private financing, sale and/or partnering of one or more of our internal programs, and partnering of our internal drug discovery capabilities.

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

  •
  cash payments we may be required to make to BMS if we fail to deliver certain compound libraries under the license agreement for the DARA program;

  •
  competing technological and market developments; and

  •
  the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, and the outcome of related litigation.

        In May 2007, we raised capital through a public underwritten offering of common stock. Our issuance of approximately 8.1 million shares of common stock in connection with that financing resulted in significant dilution in the percentage ownership of our stockholders that owned stock prior to the financing. We expect to raise funds from one or a combination of approaches, which could include public or private financing, sale and/or partnering of one or more of our internal programs, and partnering of our internal drug discovery capabilities. Capital could be raised through public or private financings involving debt or common stock or other classes of our equity. As of February 29, 2008, we had only approximately 12.9 million shares of common stock authorized and available for issuance to raise additional capital under our amended and restated certificate of incorporation. Our failure to secure stockholder approval of an amendment of our amended and restated certificate of incorporation to authorize additional shares of common stock would make it more difficult for us to raise additional capital through the issuance of our common stock. Further issuances of equity securities will further dilute our stockholders' percentage ownership.

        As of February 29, 2008, there were approximately 4,802,000 stock options outstanding granted under our various equity compensation plans and approximately 1,626,000 warrants outstanding, which includes approximately 176,000 warrants issued in connection with the GSK Agreement and approximately 1,450,000 warrants issued in connection with our October 2006 financing transaction. These equity instruments represent approximately 22% of our shares outstanding at February 29, 2008. The significant dilution represented by our outstanding warrants and equity compensation awards may make it more difficult for us to raise additional capital.

        Additional capital may not be available on favorable terms, or at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

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

        Both PS433540 and PS178990 must satisfy rigorous standards of safety and efficacy before the FDA and foreign regulatory authorities will approve either product candidate for commercial use. Phase 1 clinical trials with PS178990 may not demonstrate that the product candidate is sufficiently safe to warrant our continued development of it, and Phase 2 clinical trials with PS433540 may not demonstrate that it is safe or efficacious with respect to the clinical indications for which we seek to develop it. We will need to conduct significant additional clinical trials to demonstrate the safety and efficacy of PS433540 and PS178990 to the satisfaction of the FDA and foreign regulatory authorities to obtain product approval.

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

        Our development of PS433540 may be adversely impacted if our clinical trials show certain adverse effects reported by other companies in connection with clinical trials of their ERA and ARB product candidates.

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

        As developed by other companies, ERAs and ARBs have been teratogenic in animals. If approved for marketing, we assume that PS433450 will be subject to a black box warning regarding teratogenicity and therefore may not be able to compete with other products that do not have a similar warning.

        Prior clinical trials by other companies have also indicated that the ERA therapeutic class may cause peripheral edema (fluid retention) in some patients. Consequently, PS433540 may not be successfully developed as a treatment for heart failure or for use in patients at risk for heart failure and may therefore have a more limited market potential than antihypertensives that are approved for the treatment of heart failure.

        Our development of PS178990 may be adversely impacted if our clinical trials show certain adverse effects reported in connection with testosterone and other anabolic steroids.

        Testosterone and other anabolic steroids may cause serious unwanted side effects, including stimulating prostate cancer growth in men and masculinization in women. Approval of PS178990 may be delayed or ultimately blocked by such concerns. If the results of any of our PS178990 clinical trials indicate such stimulation of prostate cancer growth or masculinization, we may not receive regulatory approval to market the product candidate and our product candidate, if approved for marketing, may not be able to compete with other products.

  We had net losses in recent years and our future profitability is uncertain.

        During the year ended December 31, 2007, we had a net loss of approximately $47.9 million. The net loss was primarily due to costs incurred in our internal product development efforts, including the costs of developing PS433540, which is currently in Phase 2 clinical trials, and the research and development of our other product candidates.

        In connection with the acquisition of the SARM program, we recorded a non-cash charge of $9.2 million to proprietary research and development expense. The amount of this charge approximates the fair value of the chemistry resources we are to provide to BMS under the discovery collaboration agreement.

        We expect to incur losses in future periods and these losses are expected to increase as compared to prior periods as a result of the increased level of investment we plan to make in our internal programs, including our DARA program and our SARM program, in the future.

        Our adoption of SFAS No. 123 (revised 2004) "Share-Based Payment" (SFAS 123R), which was effective January 1, 2006, increased our compensation costs and will continue to have a significant impact on our results of operations. In addition, under Emerging Issues Task Force (EITF) No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (EITF 00-19), the accounting treatment of the warrants that we issued in our October 2006 equity financing may have a significant impact on our results of operations, depending on the volatility of the market price of our common stock and the assumptions used in calculating the fair value of the warrants.

        On a quarterly basis, our future operating results are likely to be highly volatile depending upon our receipt, if any, of milestone payments from our collaborators. We may not receive milestone payments on a regular basis or at all. Our ability to achieve profitability, if ever, will be significantly impacted by the level of investment we plan to make in our internal proprietary programs in the future, as well as the results of those programs.

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

        The willingness of these companies to expand or continue collaborations to enhance their research and development activities is based on certain factors that are beyond our control. While we are unaware of a specific reason that any of the following factors will have a material impact on the willingness of current or potential collaborators to expand or continue collaborations, examples of relevant factors include collaborators' changing spending priorities among various types of research activities, the increased presence of offshore companies that conduct research and have lower full-time equivalent costs than ours, their ability to hire and retain qualified scientists, their approach regarding expenditures during recessionary periods and their policies regarding the balance of research expenditures versus cost containment. Also, general economic downturns in our collaborators' industries, adverse changes in the regulatory environment, the adverse impact of product litigation on our collaborators' businesses or any decrease in our research and development expenditures could harm our operations, as could increased popularity of management theories, which counsel against outsourcing of critical business functions.

        Continued consolidation in the pharmaceutical and biotechnology industries may further decrease the number of potential collaborators for us or may alter the priorities of our current collaborators. For example, in 2007, subsequent to our entering into the Organon Agreement, Schering-Plough acquired our collaborator Organon.

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

        If third parties do not manufacture PS433540 in sufficient quantities and at an acceptable cost, clinical development of PS433540 would be delayed.

        We do not currently own or operate manufacturing facilities, and we rely, and expect to continue to rely, on third parties for the production of clinical quantities of our product candidates. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop product candidates and commercialize any product candidates on a timely and competitive basis.

        We have relied on third party vendors for the manufacture of clinical quantities of PS433540, and we are currently assessing our manufacturing needs for additional clinical trial supply of PS433540 as we review our clinical strategy for PS433540. We will evaluate whether to continue to rely on the manufacturing capabilities of our current third party vendors or whether some or all of the manufacturing process should be transferred to other contract manufacturers as we plan for our additional clinical trials. If our current supply of PS433540 becomes unusable, if our PS433540 supply is not sufficient to complete our clinical trials, or if we are unsuccessful in identifying a contract manufacturer or negotiating a manufacturing agreement on a timely basis for our additional clinical trials, we could experience a delay in receiving an adequate supply of PS433540.

        We may not be able to maintain or renew our existing or any other third-party manufacturing arrangements on acceptable terms, if at all. If we are unable to continue relationships for PS433540, or to do so at an acceptable cost, or if these or other suppliers fail to meet our requirements for PS433540 for any reason, we would be required to obtain alternate suppliers. Any inability to obtain alternate suppliers, including an inability to obtain approval from the FDA of an alternate supplier, would delay or prevent the clinical development of these product candidates.

        Use of third-party manufacturers may increase the risk that we will not have adequate supplies of our product candidates.

        Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including:

  •
  Reliance on the third party for regulatory compliance and quality assurance;

  •
  The possible breach of the manufacturing agreement by the third party because of factors beyond our control; and

  •
  The possible termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

        If we are not able to obtain adequate supplies of our product candidates, it will be more difficult for us to develop our product candidates and compete effectively. Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities.

        Our present or future manufacturing partners may not be able to comply with FDA-mandated current Good Manufacturing Practice regulations, other FDA regulatory requirements or similar regulatory requirements outside the United States. Failure of our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates.

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

        Drug development is a highly uncertain process. Our approach and technology may never result in a commercial drug. None of our programs has resulted in products that have received regulatory approval for commercial sale. Our most advanced internal compound, PS433540, is in Phase 2 clinical trials. Currently our collaborators have advanced six programs into active clinical trials. All of our therapeutic candidates, including these clinical candidates, face the substantial risks of failure inherent in the drug development process. Any potential pharmaceutical product emanating from one of our internal or collaborative programs must satisfy rigorous standards of safety and efficacy before the FDA and foreign regulatory authorities will approve them for commercial use. To satisfy these standards, significant additional research, preclinical studies and clinical trials will be required.

        Our internal and collaborative programs are in early stages relative to generating a commercial product. Therefore, we and our collaborators must engage in significant, time-consuming and costly research and development efforts followed by our and our collaborators' applications for and receipt of, regulatory approvals. Consequently, we do not expect compounds from these development activities to result in commercially available products for many years, if at all.

        If our collaborators are not able to successfully develop our existing clinical candidates, our business will be harmed.

        Our collaborators Schering-Plough, BMS and Celgene, currently are undertaking active clinical trials of prospective pharmaceutical products containing our proprietary compounds.

        In each case, the collaborator is responsible for the development of these potential products, the level of resources devoted to such development and the decision as to when, or whether, such development should cease. Numerous additional studies are necessary to support the further development of these product candidates. Results from preclinical and clinical studies conducted to date on these product candidates are not necessarily indicative of the results that may be obtained in clinical studies. Clinical results could cause our collaborators to discontinue or limit development of these product candidates. For example, in each of August 2007 and November 2005, Schering-Plough informed us that it had discontinued Phase 1 clinical trials for the respective clinical compounds developed from leads from our collaboration with Schering-Plough. There can be no assurance that Schering-Plough, BMS and Celgene will continue to develop the current clinical programs.

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

        The market price for our common stock has been highly volatile and may continue to be highly volatile in the future. During the year ended December 31, 2007, the closing market price of our common stock ranged from $4.02 per share at its low point in January 2007 to $6.59 per share at its high point in April 2007. Results from our development programs, especially the DARA program, our quarterly operating results, changes in general conditions in the economy or the financial markets, and other developments affecting our competitors or us could cause the market price of our common stock to fluctuate substantially. In recent years, the stock market has experienced significant price and volume fluctuations.

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

        If third parties on whom we rely do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or to commercialize our product candidates.

        We do not have the ability to independently conduct clinical trials for our product candidates, and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials. In addition, we rely on third parties to assist with our preclinical development of product candidates. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our product candidates.

        In addition, we continue to depend heavily upon the expertise and dedication of sufficient resources by partners to develop and commercialize products primarily based on lead compounds discovered by us. If a partner fails to develop or commercialize a compound or product with respect to which it has rights from us, we may not receive any future milestone payments or royalties associated with that compound or product.

        Similarly, while we are unaware of a specific reason that any of the following factors will be experienced by our partners, because we rely heavily on them, our revenue could be adversely affected if our partners:

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

        Our amended and restated certificate of incorporation and amended and restated bylaws contain several provisions that could delay or make more difficult the acquisition of our company through a hostile tender offer, open market purchases, proxy contest, merger or other takeover attempt that a stockholder might consider in his or her best interest, including those attempts that might result in a premium over the market price of our common stock. Such provisions include the issuance of preferred stock without approval of the holders of our common stock, the classification of our board of directors, the election and removal of directors, restrictions on the ability of stockholders to take action without a meeting, restrictions on stockholders' ability to call a special meeting and advance notice procedures regarding any proposal of stockholder business to be discussed at a stockholders meeting.

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

  •
  issue equity securities that would dilute our current stockholders' percentage ownership;

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

        Accounting for our collaboration agreements, our in-licensing agreements, our revenues and costs, our warrants and share-based compensation and other significant transactions involve significant estimates which, if incorrect, could have a material adverse effect on our financial position, results of operations, and our ability to raise capital.

        As further described in "Critical Accounting Policies and Estimates" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," accounting for our collaborative, development, and other transactions in the course of our business require us to make a variety of significant estimates and assumptions. Although we believe we have sufficient experience and processes in place to enable us to formulate appropriate assumptions and produce reliable estimates, these assumptions and estimates may change significantly in the future and these changes could have a material adverse effect on our financial position, our results of operations, and our ability to raise capital.

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

        We rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. Competitors through their independent discovery (or improper means, such as unauthorized disclosure or industrial espionage) may come to know our proprietary information. We generally require employees and consultants to execute confidentiality and assignment-of-inventions agreements. These agreements typically provide that all materials and confidential information developed by or made known to the employee or consultant during his, her or its relationship with us are to be kept confidential, and that all inventions arising out of the employee's relationship with us are our exclusive property. Our employees and consultants may breach these agreements, and in some instances we may not have an adequate remedy. Additionally, in some instances, we may have failed to require that employees and consultants execute confidentiality and assignment-of-inventions agreements.

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

        Third parties may claim infringement by us of their intellectual property rights. In addition, to the extent our employees are involved in research areas similar to those areas in which they were involved at their former employers, we may be subject to claims that one of our employees, or we, have inadvertently or otherwise used or disclosed the alleged trade secrets or other proprietary information of a former employer. From time to time, we have received letters claiming or suggesting that our products or activities may infringe third party patents or other intellectual property rights. Our products may infringe patent or other intellectual property rights of third parties. A number of patents may have been issued or may be issued in the future that could cover certain aspects of our technology and that could prevent us from using technology that we use or expect to use. We may be required to seek licenses for, or otherwise acquire rights to, technology as a result of claims of infringement. We may not possess proper ownership or access rights to the intellectual property we use. Third parties or other companies may bring infringement suits against us. Any claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event of a successful claim of product infringement against us, our failure or inability to license or design around the infringed technology could have a material adverse effect on our business, financial condition and results of operations. We are not currently involved in actions of this type that are material to our business.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We currently lease and occupy approximately 99,000 square feet in two facilities near Princeton, New Jersey. We pay approximately $206,000 per month under these leases and they expire in 2016.

ITEM 3.    LEGAL PROCEEDINGS

        We are not currently a party to any legal proceedings the negative outcome of which would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                   MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

        Our common stock trades on the NASDAQ Global Market under the ticker symbol "PCOP". The following table sets forth for the periods indicated the range of high and low closing sale prices of the Common Stock.

	2007		2006
	High	Low	High	Low
First Quarter	$5.69	$4.02	$5.93	$3.60
Second Quarter	6.59	5.05	6.47	3.67
Third Quarter	5.99	4.32	4.91	3.70
Fourth Quarter	6.03	4.21	4.57	3.71

HOLDERS OF RECORD

        As of February 29, 2008 there were approximately 374 holders of record of our Common Stock.

DIVIDENDS

        No cash dividends have been paid on our Common Stock to date. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data have been derived from our audited Financial Statements. This data should be read in conjunction with "Management's Discussion and Analysis of Financial

Condition and Results of Operations" and the Financial Statements and related notes thereto included elsewhere in this Annual Report.

	Years ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue	$21,406	$16,936	$20,403	$24,359	$29,503
Collaborative research and development expense	23,735	13,551	17,734	20,689	22,157
Proprietary research and development expense	39,273	23,524	10,965	5,955	3,951
General and administrative expense	10,991	9,848	10,196	9,859	6,003

Total operating expenses	73,999	46,923	38,895	36,503	32,111

Operating loss	(52,593)	(29,987)	(18,492)	(12,144)	(2,608)
Interest and other income, net	3,815	1,568	1,120	561	19
Interest and other expense, net	(78)	—	—	—	—
Decrease in warrant liability	173	89	—	—	—
Restructuring and other charges	—	88	—	(5,947)	—

Loss before income taxes	(48,683)	(28,242)	(17,372)	(17,530)	(2,589)
(Benefit from) provision for income taxes	(823)	(478)	(234)	(110)	259

Net loss	$(47,860)	$(27,764)	$(17,138)	$(17,420)	$(2,848)

Net loss per share:
—Basic and diluted	$(1.79)	$(1.69)	$(1.27)	$(1.43)	$(0.23)

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$71,315	$46,140	$30,366	$40,885	$524
Total assets	90,398	66,127	46,019	57,005	11,052
Current liabilities	37,471	18,750	8,862	10,251	6,420
Long-term deferred revenue, long-term notes payable and deferred compensation plan	29,843	16,946	1,904	3,046	325
Total stockholders' equity	23,084	30,431	35,253	43,708	4,307
Cash dividends declared per common share	—	—	—	—	—

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATION

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Financial Data" and the Financial Statements and related disclosures included elsewhere in this Report. The following discussion may contain forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements.

        In some cases, you can identify forward-looking statements by terminology, such as "goals," or "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or the negative of such terms or other similar expressions. You are urged not to place undue reliance on any such forward-

looking statements, any of which may turn out to be wrong due to inaccurate assumptions, unknown risks, uncertainties or other factors. Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those discussed elsewhere in this Report in Part I, Item 1A. "Risk Factors" and in Item 1 "Business—Forward-Looking Statements," as well as those discussed in our other Securities and Exchange Commission (SEC) filings.

Business Overview

        We are a clinical development stage biopharmaceutical company dedicated to discovering and developing novel small molecule therapeutics to address significant medical needs. We have a broad portfolio of clinical and preclinical candidates under development internally or by partners, including eight clinical compounds in Phase 2 or Phase 1 development addressing multiple indications including hypertension, diabetic nephropathy, muscle wasting, inflammation and respiratory disease.

Executive Overview of Financial Results

        Our cash, cash equivalents and marketable securities balance increased from $46.1 million at December 31, 2006 to $71.3 million at December 31, 2007. Our net cash used in operating activities increased from $5.9 million during the year ended December 31, 2006 to $11.1 million during year ended December 31, 2007. Excluding up-front payments totaling $25.0 million in 2007 and $20.0 million in 2006, cash used in operating activities would have been $36.1 million and $25.9 million during the years ended December 31, 2007 and 2006, respectively.

        Our deferred revenue increased from $24.3 million at December 31, 2006 to $47.2 million at December 31, 2007. The increase is primarily attributable to up-front payments we received from our new alliances with Wyeth and Organon, additional research funding we received from GSK, and chemistry resources we have committed to BMS as consideration for our in licensing of our SARM program.

        In May 2007, we raised net proceeds of $37.1 million through a public financing of common stock. The shares of common stock were sold through a prospectus supplement pursuant to one of our effective shelf registration statements.

        Net revenue increased to $21.4 million from $16.9 million, an increase of 26%. This increase was due to revenue recognized under our new alliance with Wyeth, coupled with increased revenue from our alliances with Cephalon and GSK. These increases were offset by the completion of our collaborations with Schering-Plough in April 2007, and decreased milestone revenue from our collaborations with Organon.

        Our collaborative research and development expense increased from $13.6 million in 2006 to $23.7 million in 2007. This increase related primarily to an increase in resources allocated to our alliances with GSK, Cephalon and Wyeth, offset by decreased resources allocated to our Schering-Plough collaborations.

        Our proprietary research and development expense increased from $23.5 million in 2006 to $39.3 million in 2007, an increase of 67%. This increase was partially due to our licensing of the SARM program from BMS, for which we recorded a $9.2 million charge. Exclusive of this charge, our proprietary research and development expenditures increased 28%. This increase related primarily to increased costs associated with our most advanced internal compound, PS433540 from our DARA program, which entered Phase 2 clinical trials in September 2007.

        We recognized a net loss of $47.9 million during the year ended December 31, 2007, compared to $27.8 million during the year ended December 31, 2006.

Liquidity and Capital Resources

        As of December 31, 2007, we had cash, cash equivalents and marketable securities of $71.3 million compared to $46.1 million at December 31, 2006, representing 79% and 70% of our total assets, respectively. We make investments in highly liquid investment-grade marketable securities, including corporate bonds, United States government and agency securities, and auction rate securities. In addition, as of December 31, 2007, we had deferred revenue of $47.2 million relating to research and development activities that are to be performed by us subsequent to December 31, 2007.

        The following is a summary of selected cash flow information for the years ended December 31, 2007 and 2006:

	Years ended December 31,
	2007	2006
Net loss	$(47,860)	$(27,764)
Adjustments for noncash operating items	4,856	4,268

Net cash operating loss	(43,004)	(23,496)
Net change in assets and liabilities	31,867	17,550

Net cash used in operating activities	$(11,137)	$(5,946)

Net cash (used in) provided by investing activities	$(43,678)	$13,111

Net cash provided by financing activities	$41,902	$24,254

Net cash used in operating activities

        Net cash used in operating activities for the year ended December 31, 2007 was primarily due to cash used to fund both our proprietary internal drug research and development efforts, including our Phase 2 and Phase 1 clinical trials for PS433540, and the fulfillment of our research and development performance obligations under our collaborations, offset by the receipt of a $5.0 million up-front non-refundable payment received in January 2007 relating to the Wyeth Agreement, a $15.0 million up-front non-refundable payment received in March 2007 in connection with the Organon Agreement, and a $5.0 million payment received in June 2007 related to the additional research funding under the GSK Agreement. Absent the receipt of the $25.0 million from Wyeth, Organon and GSK, our net cash used in operating activities would have been approximately $36.1 million.

        Net cash used in operating activities for the year ended December 31, 2006 was primarily due to cash used to fund both our proprietary internal drug research and preclinical development efforts and the fulfillment of our research and development performance obligations under our collaborations, as well as the payment of restructuring expenses related to the 2004 consolidation of our facilities, offset by receipt of a $5.0 million up-front payment received in April 2006 relating to the GSK Agreement and a $15.0 million up-front non-refundable payment received in June 2006 relating to the Cephalon Agreement. Absent the receipt of the $20.0 million from GSK and Cephalon, our net cash used in operating activities would have been approximately $25.9 million.

Net cash (used in) provided by investing activities

        Net cash used in investing activities for the year ended December 31, 2007 related primarily to the purchase of marketable securities. Net cash used in investing activities also included capital expenditures related to the expansion of our facilities and capital expenditures for research and development and information technology equipment and software, partially offset by net proceeds from maturities of marketable securities.

        Net cash provided by investing activities for the year ended December 31, 2006 related primarily to the net sales and maturities of marketable securities, partially offset by capital expenditures for research and development and information technology equipment and software.

Net cash provided by financing activities

        In May 2007, we issued and sold approximately 8.1 million shares of our common stock at a purchase price per share of $5.00 as part of a public underwritten offering. The aggregate gross proceeds of the transaction were approximately $40.3 million. The proceeds we received from the transaction, net of transaction costs, were approximately $37.1 million. The shares of common stock were sold through a prospectus supplement pursuant to one of our effective shelf registration statements. Net cash provided by financing activities for year ended December 31, 2007 also included proceeds, net of repayments, of approximately $4.1 million received from loans originated under our line of credit and proceeds of $0.8 million from the issuance of common stock in connection with exercises of stock options.

        Net cash provided by financing activities for year ended December 31, 2006 related primarily to our sale of approximately 5.8 million shares of our common stock at a purchase price per share of $4.28 in October 2006. In connection with that sale of stock, we sold warrants to purchase approximately 1.45 million shares of our common stock at a purchase price of $0.125 per warrant, with an exercise price of $5.14 per share. The aggregate gross proceeds of the transaction were approximately $25.0 million. We received proceeds of approximately $23.0 million from the transaction, net of transaction costs. The shares and warrants were offered through a prospectus supplement pursuant to our effective shelf registration statement on Form S-3. We accounted for the warrants as a liability at their fair value using a Black-Scholes option-pricing model and remeasure the fair value at each reporting date until the warrants are exercised or have expired. Net cash provided by financing activities for the year ended December 31, 2006 also consisted of approximately $1.3 million in proceeds from the issuance of common stock in connection with exercises of stock options.

Contractual Obligations

        The following table and discussions summarize our contractual obligations as of December 31, 2007:

	Payments Due by Period (in thousands)
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Contractual Obligations
Operating lease obligations	$21,270	$2,467	$4,976	$4,976	$8,851
Product manufacturing obligations	5,204	5,204	—	—	—
Contract research organization obligations	970	970	—	—	—
DARA License Agreement obligations in the event of non-performance	1,200	1,200	—	—	—
Columbia University and Cold Spring Harbor Laboratory Licensing Agreement	550	100	200	200	50

Total	$29,194	$9,941	$5,176	$5,176	$8,901

  Operating Leases

        We are obligated to pay approximately $2.5 million annually in costs in connection with the facilities we currently occupy. The leases on these facilities expire in 2016.

  Product Manufacturing Contracts

        We have entered into contracts with third parties related to the manufacturing of materials that are to be used in connection with our clinical trials for PS433450. The termination provisions for these contracts are such that, as of December 31, 2007, we had commitments totaling approximately $5.2 million, which are expected to be fulfilled during the year ended December 31, 2008.

  Contract Research Organizations (CROs)

        In connection with toxicology studies for PS433540, we have made certain commitments with CROs totaling approximately $1.0 million, which we expect to be fulfilled during the year ended December 31, 2008.

        From time to time in connection with the development studies we sponsor, we enter into contractual relationships with CROs to perform services for those studies.

  Columbia University and Cold Spring Laboratory

        We have a license agreement with Columbia University, or Columbia, and Cold Spring Harbor Laboratory, or Cold Spring, that grants us an exclusive, worldwide license to certain technology for making and using combinatorial chemical libraries for the development of human pharmaceutical products. The term of the agreement is the later of (i) July 16, 2013 or (ii) the expiration of the last patent relating to the technology, at which time we will have a fully paid license to the technology. The license granted under this agreement may be terminated by Columbia and Cold Spring (i) upon 30 days written notice to us if we do not expend certain amount of money developing and commercializing the combinatorial chemical libraries, (ii) upon 30 days written notice to us if we materially breach the agreement and fail to cure the material breach, or (iii) if we commit any act of bankruptcy, become insolvent, file a petition under any bankruptcy or insolvency act or have a petition filed against us that is not dismissed within 60 days. This agreement requires us to pay minimum annual fees and certain royalties of at least $100 thousand per year. Due to the uncertainty of our future payment obligations, we have included only the minimum annual fee required by the agreement in the table above. In 2007, 2006 and 2005 we paid related royalties and license fees of approximately $110 thousand, $129 thousand and $126 thousand, respectively.

  Contractual obligations under our collaborations

  Product Development and Commercialization Agreement with GSK

        Under the terms of the GSK Agreement, we and GSK each have the right to terminate the GSK Agreement in our sole discretion under certain specified circumstances at any time during the term of the GSK Agreement. In addition, we and GSK each have the right to terminate the GSK Agreement under other circumstances that are customary in these types of agreements. If we exercise our discretionary termination right at any time during the first five years of the term, under certain circumstances, we could be required to refund to GSK a portion of the up to $15.0 million related to initial discovery activities we will conduct. The amount of any such refund will be calculated based upon when during the term of the GSK Agreement that termination occurs. Further, should GSK exercise its discretionary termination rights, there are no provisions in the GSK Agreement that would require us to refund payments received relating to our performance of initial discovery activities under the GSK Agreement.

        Our role in our alliance with GSK is to (i) identify and (ii) advance molecules in chosen therapeutic programs to development stage and (iii) subject to certain provisions in the GSK Agreement, further develop the candidates to clinical "proof of concept" (a demonstration of efficacy in humans). As of December 31, 2007, we had approximately $9.1 million of deferred revenue related to services that we are to provide under the GSK Agreement after December 31, 2007.

  Research and License Agreement with Wyeth

        Under the Wyeth Agreement, we received an up-front, non-refundable payment of $5.0 million in January 2007 to support the Company's research efforts. As of December 31, 2007, we had approximately $3.3 million of deferred revenue related to services that we are to provide under the Wyeth Agreement after December 31, 2007.

  Collaboration Agreement with Cephalon

        Under the terms of the Cephalon Agreement, we received an up-front, non-refundable payment of $15.0 million in June 2006 to support our research efforts. We are principally responsible for performing medicinal chemistry research over the alliance term. As of December 31, 2007, we had approximately $7.1 million of deferred revenue related to services that we are to provide under the Cephalon Agreement after December 31, 2007.

  Collaboration and License Agreement with Organon

        Under the Organon Agreement, if we exercise our discretionary termination right, under certain circumstances, we could be subject to a termination fee of $5.0 million. Whether or not we are subject to the termination fee is based upon when during the term of the Organon Agreement we exercise our discretionary termination right. However, until such time as we are no longer subject to the termination fee, there will be no instances where the deferred revenue associated with the Organon Agreement would be amortized below $5.0 million.

        In addition, we have received $20.0 million since February 2007 to support our research efforts. As of December 31, 2007, we had approximately $17.0 million of deferred revenue related to services that we are to provide under the Organon Agreement after December 31, 2007.

  DARA License Agreement with BMS

        Under the terms of the DARA License Agreement with BMS, in lieu of an up-front cash payment, we are providing BMS a set of compound libraries, over a period of approximately three years following the execution of the agreement. We recorded deferred revenue of $2.0 million representing the estimated fair value of the compound library services to be provided. As of December 31, 2007 the balance of this deferred revenue was approximately $1.2 million. In the event we fail to deliver the aforementioned libraries to BMS, the Company would be required to make cash payments on a pro rata basis of up to approximately $1.2 million as of December 31, 2007.

        We are obligated to pay BMS additional milestone payments upon the achievement, if any, of further successive clinical and regulatory events in the United States and certain other jurisdictions, and royalties on sales of products, if any, resulting from the DARA program.

  SARM License Agreement with BMS

        In consideration for the licenses to the SARM program, in October 2007, we also entered into a discovery collaboration agreement (the Discovery Collaboration Agreement) with BMS. The Discovery Collaboration Agreement provides that we will apply a portion of our medicinal chemistry resources to a BMS discovery program that is unrelated to the SARM program for up to three years. In addition, we will pay BMS milestone payments associated with submission and approval of a therapeutic product for marketing and a stepped royalty on net sales of therapeutic products, if any, resulting from the SARM program. We recorded deferred revenue of $9.2 million which approximates the fair value of the chemistry resources that we are to provide to BMS after December 31, 2007.

  Milestones and Royalty Commitments

        Under the terms of certain agreements to which we are a party, it is possible that we may become obligated to pay aggregate milestone payments totaling up to $287 million upon the achievement of successive clinical and regulatory events and royalties on sales of products, if any, resulting from programs for which we have development responsibility under such agreements. We will not be responsible for the payment of future milestone and/or royalty payments in the event that development of such a program is discontinued. Preclinical and clinical development of drug candidates is a long, expensive and uncertain process. At any stage of the preclinical or clinical development process, we may decide to discontinue the development of our product candidates. To date, none of the compounds to which we hold complete or partial rights has reached the stage of commercial product. We expect that our product candidates will not be commercially available for many years, if ever.

  Deferred Compensation Plan

        We maintain a deferred compensation plan for certain officers and members of our Board of Directors. Under the employee matters agreement entered into at the time of our spin-off from Accelrys, effective as of April 30, 2004, we assumed all liabilities of its current and former employees under the deferred compensation plan. The total deferred compensation plan obligation as of December 31, 2007 was approximately $2.1 million. This amount has not been included in the table above, as the obligation dates are governed by the applicable employee's termination or retirement, and therefore the timing of such payments is indeterminable.

Off-Balance Sheet Arrangements

        Our significant off-balance sheet arrangements relate to operating lease obligations for the facilities we currently occupy, product manufacturing commitments to certain third parties, commitments to certain CROs related to the clinical development of PS433540, and other contractual obligations related to minimum contractual payments due to Columbia and Cold Spring. All of these obligations are included in the Contractual Obligations schedule above.

Liquidity and Capital Resources Outlook

        As of December 31, 2007, we had cash, cash equivalents and marketable securities of approximately $71.3 million. In addition, as of December 31, 2007, we had deferred revenue of approximately $47.2 million relating to research and development activities that are to be performed by us subsequent to December 31, 2007. Our cash used in operating activities for the year ended December 31, 2007 was approximately $11.1 million, which included $25.0 million in upfront payments from collaborators. Excluding these receipts, our cash used in operating activities would have been $36.1 million. We expect that our research and development expenditures will continue to increase in the future as we increase our internal drug research and development efforts. Clinical and preclinical development of drug candidates is a long, expensive and uncertain process that requires us to raise funds from time to time to support our internal development programs. We expect to raise funds from one or a combination of approaches, which could include public and/or private financing, sale and/or partnering of one or more of our internal programs, and partnering of our internal drug discovery capabilities.

        Conducting our own drug research and development is a key component of our business model. We are currently conducting Phase 2 and Phase 1 clinical trials for PS433540, a product candidate from our DARA program that we are developing internally. In September 2007, we announced the initiation of a Phase 2a clinical trial of PS433540 in subjects with Stage I and Stage II hypertension. In March 2008, we initiated a Phase 2b clinical trial designed to further evaluate safety and efficacy in subjects with Stage I and Stage II hypertension. Conducting these Phase 2 clinical trials, in addition to other Phase 1 clinical trials that will need to be conducted, will significantly increase our proprietary research and development costs.

        In October 2007, we acquired the development and commercialization rights to the SARM program from BMS, including PS178990, a product candidate in Phase 1 clinical development for which we intend to conduct further clinical trials. In consideration for the licenses to the SARM program, we entered into the Discovery Collaboration Agreement with BMS to provide a portion of our medicinal chemistry resources to a BMS discovery program unrelated to the SARM program for a period up to three years. Additionally, progressing the SARM program, specifically our product candidate PS178990, through clinical trials is expected to further increase our proprietary research and development costs.

        As part of our other collaborative agreements with GSK, Wyeth, Cephalon and Organon, we have received up-front cash payments. In connection with these agreements, we are obligated to perform significant research and development activities over multiple years and as such, expect to incur significant costs performing such activities.

        Since February 2007, under the Organon Agreement, we received $20.0 million (the $15.0 million up-front payment, $1.0 million for the transfer of rights to certain programs from the 2002 Collaboration, and four quarterly research payments of $1.0 million each). We may receive up to an additional $16.0 million of research and development funding over the remaining portion of the five-year research term, which began in February 2007.

        Since January 2007, we received $8.0 million in connection with our research and license agreement with Wyeth (a $5.0 million up-front payment and $3.0 million in research funding). We may receive an additional $6.0 million of research and development funding over the remaining portion of the three-year research term, which began in January 2007.

        In connection with the GSK Agreement, we may receive up to an additional $5.0 million from GSK, should we fulfill certain conditions related to initial discovery activities that we expect to perform.

        As of December 31, 2007, we had borrowings associated with our line of credit of approximately $4.1 million, which have repayment terms ranging from 36 to 48 months, including approximately $1.1 million that is due in 2008. We also had approximately $0.6 million available for borrowings under our line of credit as of December 31, 2007 and we expect that we will continue to draw on this line of credit for capital expenditures in the future.

        We anticipate that our capital resources will be adequate to fund our operations at their current levels at least through December 31, 2008. However, there can be no assurance that changes will not occur that would consume available capital resources before then.

        Our capital requirements depend on competing technological and market developments, changes in our existing collaborative relationships, progress of PS433540 and PS178990 in clinical trials, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights and the outcome of related litigation, the purchase of additional capital equipment, acquisitions of other businesses or technologies, and the progress of our collaborators' milestone and royalty producing activities. Prior to exhausting our current capital resources, we will need to raise additional funds to finance our operating activities or enter into strategic initiatives intended to further the development of our business. There can be no assurance that additional funding, if necessary, will be available to us on favorable terms, if at all. Our forecasts of the period of time through which our financial resources will be adequate to support our operations are forward-looking information and actual results could vary. The factors described earlier in this section will impact our future capital requirements and the adequacy of our available funds.

Results of Operations

        This section should be read in conjunction with the discussion above under "Liquidity and Capital Resources".

2007 Compared to 2006

        Our net revenue increased 26% to $21.4 million in the year ended December 31, 2007 compared to $16.9 million in the year ended December 31, 2006. Net revenue consists of revenue recorded in connection with research and development efforts we perform under our various collaborative agreements, as well as our earning of milestones, success fees and license revenue if and as our research and development progress through our collaborators' development processes. Net revenue for the years ended December 31, 2007 and 2006 is summarized as follows:

	For the years ended December 31,
	2007	2006
Collaborative research revenue	$16,438	$12,420
Milestones, success fees and license revenue	4,968	4,516

	$21,406	$16,936

        Revenue recognized from our collaborative relationships for the years ended December 31, 2007 and 2006, respectively was as follows:

	For the years ended December 31,
	2007	% of Total Revenue	2006	% of Total Revenue	Change
Cephalon	$5,000	23%	$2,917	17%	$2,083
Wyeth	4,667	22%	—	—	4,667
Schering-Plough(1)	3,813	18%	6,575	39%	(2,762)
Organon(2)	3,489	16%	5,450	32%	(1,961)
GSK	1,609	8%	319	2%	1,290
Biovitrum(3)	1,246	6%	556	3%	690
BMS	765	3%	—	—	765
Other	817	4%	1,119	7%	(302)

Total Revenue	$21,406	100%	$16,936	100%	$4,470

(1)
Revenue from our Schering-Plough collaborations includes $3.0 million and $2.0 million in milestone revenue for the years ended December 31, 2007 and 2006, respectively. Our research activities under our collaborations with Schering-Plough were completed in April 2007.

(2)
Revenue from our Organon collaborations includes $2.0 million in milestone revenue for the year ended December 31, 2006.

(3)
Revenue from our Biovitrum collaborations includes $1.2 million in milestone revenue for the year ended December 31, 2007.

        The increase in collaborative research revenue in the year ended December 31, 2007 was largely due to our alliances with Cephalon, Wyeth and GSK, partially offset by decreased research revenue that resulted from the completion of our research activities under our collaborations with Schering-Plough in April 2007 and lower milestone revenue from Organon in 2007.

        Collaborative research and development expense includes the labor, material, equipment and allocated facilities cost of our scientific staff that is working on collaborative partnerships. Collaborative research and development expenses increased 75% to $23.7 million in the year ended December 31, 2007 compared to $13.6 million in the year ended December 31, 2006. This increase primarily related to an increase in resources allocated to our alliances with GSK, Cephalon and Wyeth. In December 2006, we entered into the Wyeth agreement under which we licensed certain rights to our JAK3 program to Wyeth. Prior to January 2007, the resources that were deployed on the JAK3 program were accounted for in proprietary research and development expense. Resources now deployed on our JAK3 program, except as they relate to programs for employing topical administration for ocular and dermatological diseases, are accounted for in collaborative research and development. This increase was offset by decreased resources allocated to our collaborations with Schering-Plough that resulted from the completion of our research activities in April 2007. Share-based compensation costs associated with our adoption of SFAS 123R for the years ended December 31, 2007 and 2006 were $594 thousand and $329 thousand, respectively.

        Proprietary research and development expense includes research and development acquisition costs, clinical trial and preclinical study costs, and labor, material, equipment and allocated facilities cost of scientific staff working on self-funded internal drug discovery and development programs. Our most advanced internal program is our DARA program, which is in Phase 2 clinical trials. We licensed our DARA program from BMS in March 2006. In addition, we in-licensed our SARM program from BMS in October 2007. The most advanced compound in our SARM program is our product candidate PS178990, which is in Phase 1 clinical trials. We also currently have several internal programs in advanced preclinical discovery. Proprietary research and development expenses increased 67% to $39.3 million in the year ended December 31, 2007 compared to $23.5 million in the year ended December 31, 2006. This increase was partially due to our in-licensing of our SARM program, for which we incurred a charge to earnings of approximately $9.2 million. Exclusive of this charge, proprietary research and development expense increased 28% This increase was primarily attributable to costs relating to clinical trials for PS433540, including milestone payments of $1.0 million and $2.0 million made to BMS for the initiation of Phase 1 and Phase 2 clinical trials, respectively. The increase in proprietary research and development expense also related to increased costs expended on our CCR1 discovery program. The increase was offset by a decrease in costs related to our JAK3 program. As previously mentioned, certain aspects of our JAK3 program were partnered with Wyeth in December 2006. The majority of the costs related to this program, previously recorded in proprietary research and development expense in prior periods, are now categorized as collaborative research and development. Costs for our JAK3 program as they relate to the employment of topical administration for ocular and dermatological diseases continue to be accounted for in proprietary research and development expense as we retain all rights to these programs. Share-based compensation costs associated with our adoption of SFAS 123R for the years ended December 31, 2007 and 2006 were $327 thousand and $371 thousand, respectively. Because of the speculative nature of these internal drug discovery and development projects, it is not possible to estimate completion dates or costs of completion. Additionally, from time to time, certain staff and other research and development resources may be temporarily redirected from one project to another, which redirection may also delay or impact the cost of internal drug discovery and development projects.

        General and administrative expense increased by 12% to $11.0 million in the year ended December 31, 2007 compared to $9.8 million in the year ended December 31, 2006. The increase in general and administrative expense was attributable to increased consulting costs, including costs related to our compliance with section 404 of the Sarbanes-Oxley Act, and recruiting costs during the years ended December 31, 2007. Share-based compensation costs associated with our adoption of SFAS 123R for the years ended December 31, 2007 and 2006 were $1.3 million and $1.2 million, respectively.

        Interest and other income, net increased to $3.8 million in the year ended December 31, 2007 compared to $1.6 million in the year ended December 31, 2006. This increase was primarily due to higher yields on our increased cash, cash equivalents, and marketable securities balances during the years ended December 31, 2007 as compared to the year ended December 31, 2006.

        Interest expense of approximately $78 thousand was incurred in the year ended December 31, 2007, and related to our borrowings under our line of credit during the period. During the corresponding period in 2006, we did not have any borrowings under our credit facility.

        Non-operating income associated with the decrease in warrant liability was $173 thousand for the year ended December 31, 2007 compared to $89 thousand for the year ended December 31, 2006. This increase represents the change in the fair value of the warrants that were issued in connection with our equity financing in October 2006, from December 31, 2006 to December 31, 2007. The fair value of the warrants was determined using the Black-Scholes option-pricing model and is remeasured at each reporting period.

        We recorded an income tax benefit of $823 thousand and $478 thousand in the years ended December 31, 2007 and 2006, respectively. This increase in income tax benefit relates primarily to an increase in the amount of New Jersey net operating losses sold in 2007. In addition, we recorded no income tax provision for the year ended December 31, 2007 as the minimum state income taxes that we previously were subject to no longer apply due to state legislative changes. For the year ended December 31, 2006, we recorded an income tax provision of $37 thousand related to these minimum state income taxes.

        As a result of the net revenues and expenses described above, we generated a net loss of $47.9 million ($1.79 per basic and diluted share) in the year ended December 31, 2007, compared to a net loss of $27.8 million ($1.69 per basic and diluted share) in the year ended December 31, 2006.

2006 Compared to 2005

        Our net revenue decreased 17% to $16.9 million in the year ended December 31, 2006 compared to $20.4 million in the year ended December 31, 2005. Net revenue consists of revenue recorded in connection with research and development efforts we perform under our various collaborative agreements, as well as our earning of milestones, success fees and license revenue if and as our research and development progress through our collaborators' development processes. Net revenue for the years ended December 31, 2006 and 2005 is summarized as follows:

	For the years ended December 31,
	2006	2005
Collaborative research revenue	$12,420	$15,802
Milestones, success fees and license revenue	4,516	4,601

	$16,936	$20,403

        Revenue recognized from our collaborative relationships for the years ended December 31, 2006 and 2005, respectively was as follows:

	For the years ended December 31,
	2006	% of Total Revenue	2005	% of Total Revenue	Change
Schering-Plough(1)	6,575	39%	9,880	48%	(3,305)
Organon(2)	5,450	32%	5,603	27%	(153)
Cephalon	2,917	17%	—	—	2,917
Biovitrum	556	3%	576	3%	(20)
GSK	319	2%	—	—	319
Other	1,119	7%	4,344	21%	(3,225)

Total Revenue	$16,936	100%	$20,403	100%	$(3,467)

(1)
Revenue from our Schering-Plough collaborations includes $2.0 million and $1.0 million in milestone revenue for the years ended December 31, 2006 and 2005, respectively.

(2)
Revenue from our Organon collaborations includes $2.0 million in milestone revenue for each of the years ended December 31, 2006 and 2005, respectively.

        The decrease in collaborative research funding in 2006 was largely due to reductions in funding from our collaboration with Schering-Plough and the expiration of other collaborative research and development agreements. The decrease in revenue was partially offset by revenue recognized under our new alliances with Cephalon and GSK.

        Collaborative research and development expense includes the labor, material, equipment and allocated facilities cost of our scientific staff working on collaborative partnerships. Collaborative research and development expenses decreased 24% to $13.6 million in the year ended December 31, 2006 compared to $17.7 million in the year ended December 31, 2005. This decrease was due to decreased resources allocated to our collaborative partnerships largely due to the further reduction in staffing on our collaboration with Schering-Plough and the expiration of other collaborative research and development agreements. This decrease was offset by costs associated with research and development activities relating to our new alliances with Cephalon and GSK, and the recognition of share-based compensation costs of $329 thousand associated with our adoption of SFAS 123R in January 2006.

        Proprietary research and development expense includes research and development acquisition costs, labor, material, equipment and allocated facilities cost of scientific staff working on self-funded internal drug discovery and development programs. Proprietary research and development expenses increased 115% to $23.5 million in the year ended December 31, 2006 compared to $11.0 million in the year ended December 31, 2005. This increase was partially due to our licensing of the DARA program in March 2006, for which we recorded a $2.0 million charge. Exclusive of this charge, proprietary research and development expenditures increased 96%. This increase was primarily attributable to costs relating to preclinical development studies for our DARA program, resources expended on our JAK3 program, our CCR1 program, our Adenosine A2a program, and our recognition of share-based compensation costs of $371 thousand associated with our adoption of SFAS 123R in January 2006. Because of the speculative nature of these internal drug discovery and development projects, it is not possible to estimate completion dates or costs of completion. Additionally, from time to time, certain staff and other research and development resources may be temporarily redirected from one project to another, which redirection may also delay or impact the cost of internal drug discovery and development projects.

        General and administrative expense decreased by 3% to $9.8 million in the year ended December 31, 2006 compared to $10.2 million in the year ended December 31, 2005. The decrease in general and administrative expense was attributable to approximately $1.5 million in severance costs incurred in the year ended December 31, 2005, and lower consulting, recruiting, travel and certain compensation costs offset by the recognition of share-based compensation costs of $1.0 million associated with our adoption of SFAS 123R in January 2006 and approximately $182 thousand in severance costs, which includes $79 thousand relating to the acceleration of vesting of certain stock options under SFAS 123R, in the year ended December 31, 2006.

        Interest and other income, net increased to $1.6 million in the year ended December 31, 2006 compared to $1.1 million in the year ended December 31, 2005. This increase was due to higher yields on our investments.

        The decrease in the warrant liability for the year ended December 31, 2006 was approximately $89 thousand, and represented the change in fair value of the warrants that we issued in October 2006, as of December 31, 2006 from the initial measurement date of October 19, 2006.

        Restructuring and other charges decreased by approximately $88 thousand in the year ended December 31, 2006 compared to the year ended December 31, 2005, which related to an adjustment to our restructuring cost estimate to reflect our actual restructuring costs.

        We recorded an income tax benefit of $478 thousand and $234 thousand in the years ended December 31, 2006 and 2005, respectively, related to the sale of some of our state net operating losses offset by minimum state income taxes.

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

        Our net loss is highly dependent on the continued funding and success of our research and development programs with our existing and potential collaborators. Our collaborations with Schering-Plough ceased in April 2007. We will continue to be entitled to payments resulting from the successful achievement by Schering-Plough, if any, of clinical milestones, as well as royalty payments from sales, if any, of products resulting from compounds already delivered by us and accepted by Schering-Plough under the collaborations.

        In connection with the acquisition of the licenses to the SARM program in October 2007, we also entered into the Discovery Collaboration Agreement with BMS, which provides that we will apply a portion of our medicinal chemistry resources to a BMS discovery program that is unrelated to the SARM program for up to three years. We recorded deferred revenue of approximately $9.2 million in the fourth quarter of 2007. The amount of this charge approximates the fair value of the chemistry resources we are to provide to BMS under the Discovery Collaboration Agreement. The increase in our expected future losses may be partially offset by revenue we recognize associated with providing these resources to BMS.

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

        Revenue earned related to up-front product and technology license fees is recognized in accordance with Staff Accounting Bulletin (SAB) 104 issued by the SEC and EITF 00-21, "Revenue Arrangements with Multiple Deliverables" issued by the FASB. Accordingly, amounts received under multiple-element arrangements requiring ongoing services or performance by us are recognized over the period of such services or performance.

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

  Share-based Compensation

        Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. This statement is a revision to SFAS 123, supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and amends SFAS No. 95, "Statement of Cash Flows." Under this transition method, compensation cost recognized includes compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with provisions of SFAS 123R. Results for prior periods have not been restated.

        Under SFAS 123R, we use the Black-Scholes option pricing model to estimate the fair value of the share-based awards as of the grant date. The Black-Scholes model, by its design, is highly complex and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of judgment are the estimated lives of the share-based awards and the estimated volatility of our stock price. The Black-Scholes model is sensitive to changes in these two data inputs. Beginning in fiscal year 2006, we calculated the estimated life of stock options granted using a "simplified" method, which is based on the average of the vesting term and the actual term of the option, as a result of guidance from the SEC as contained in SAB 107 permitting the initial use of this method through 2007. In December 2007, the SEC issued SAB 110, which is effective January 1, 2008, expressing the expectation that companies should be employing information from internal or external sources about employee stock option exercise behavior when developing estimates of expected term as they relate to stock option valuations. SAB 110 states that the SEC will continue to accept the use of the "simplified" method, under certain circumstances, beyond December 31, 2007. We are still evaluating the method that we will use to develop our expected term assumption in 2008. Expected stock price volatility is typically based on the daily historical trading data from an appropriate point in time through the last day of the applicable period. Because our historical trading data only dates back to May 3, 2004, the date of our spin-off from Accelrys, we have determined expected volatility for fiscal year 2007 using an analysis of the stock price volatility of companies comparable to ours in our industry.

  Warrant Liability

        We follow EITF 00-19 in accounting for our warrants which provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. Under EITF 00-19, to qualify as permanent equity, the equity derivative must permit us to settle in unregistered shares. Under securities law, if the warrants were issued in connection with a public offering and have a cash settlement feature at the holder's option, we do not have the ability to settle in unregistered shares. Therefore, the warrants cannot be classified as permanent equity and are instead classified as a liability. The approximately 1,450,000 warrants that we issued as part of our equity financing in October 2006 meet this criteria, and have been recorded as a liability in the accompanying balance sheets. Other warrants we had previously issued qualify as permanent equity and do not require remeasurement.

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

  Long-Lived Assets

        We review long-lived assets, including leasehold improvements, property and equipment, and acquired technology rights, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This requires us to estimate future cash flows related to these assets. Actual results could differ from these estimates, which may affect the carrying amount of assets and the actual amortization expense. As of December 31, 2007, we had long-lived assets with a net book value of $14.8 million.

  Accounting for Uncertain Tax Positions

        We have adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FAS Statement No. 109" (FIN 48). FIN 48 applies to all uncertain tax positions accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" and is intended to result in increased relevance and comparability in financial reporting of income taxes and to provide more information about the uncertainty in income tax assets and liabilities. We will recognize potential interest and penalties related to income tax positions as a component of the benefit or provision for income taxes on the consolidated statements of operations in any future periods in which we must record a liability. Because we have not recorded a liability at December 31, 2007, there is no impact to our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.

New Accounting Pronouncements

  Fair Value Measurements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," (SFAS 157). SFAS 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of Statement 157 under the provisions of FSP 157-2. We are currently evaluating the impact that this partial adoption of SFAS 157, which is effective January 1, 2008, will have on our consolidated financial statements.

  Fair Value Option for Financial Assets and Liabilities

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 permits reporting entities to choose to measure eligible financial assets or liabilities, which include marketable securities available-for-sale and equity method investments, at fair value at specified election dates, or according to a pre-existing policy for specific types of eligible items. Unrealized gains and losses for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that SFAS 159 will have on our consolidated financial statements.

  Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities

        In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities" (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007. Our adoption of EITF 07-3 is not expected to have a material effect on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our international revenue is generally denominated in United States Dollars, and are, therefore, not exposed to changes in foreign currency exchange rates. Additionally, certain of our preclinical and clinical development expenses are denominated in foreign currencies. We believe that the foreign currency risk arising from these expenses is minimal to these financial instruments.

        We do not use derivative financial instruments for trading or speculative purposes. However, we regularly make investments in overnight repurchase agreements that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

        Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio since we have minimal debt. We ensure the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have materially affected the fair value of our interest sensitive financial instruments at December 31, 2007.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Pharmacopeia, Inc.

        We have audited the accompanying consolidated balance sheets of Pharmacopeia, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharmacopeia, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the Financial Statements, in 2006 the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payments" applying the modified prospective method at the beginning of fiscal year 2006.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pharmacopeia, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

MetroPark, New Jersey
February 29, 2008

Pharmacopeia, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$30,186	$43,099
Marketable securities	41,129	3,041
Accounts receivable, net	—	5,000
Prepaid expenses and other current assets	2,026	1,504

Total current assets	73,341	52,644
Property and equipment, net	14,840	11,287
Deferred compensation plan assets	2,073	2,022
Other assets	144	174

Total assets	$90,398	$66,127

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,871	$2,491
Accrued liabilities	6,928	2,457
Deferred revenue, current portion	22,398	9,424
Notes payable, current portion	1,069	—
Warrant liability	4,205	4,378

Total current liabilities	37,471	18,750
Deferred revenue, long-term	24,769	14,924
Deferred compensation plan liabilities	2,073	2,022
Notes payable, long-term	3,001	—
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 29,630,931 and 21,268,447 shares issued and outstanding, respectively	296	213
Additional paid-in capital	121,785	81,362
Accumulated deficit	(98,997)	(51,137)
Accumulated other comprehensive loss	—	(7)

Total stockholders' equity	23,084	30,431

Total liabilities and stockholders' equity	$90,398	$66,127

See accompanying notes to these consolidated financial statements.

Pharmacopeia, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

	For the Years Ended December 31,
	2007	2006	2005
Net revenue	$21,406	$16,936	$20,403

Collaborative research and development expense	23,735	13,551	17,734
Proprietary research and development expense	39,273	23,524	10,965
General and administrative expense	10,991	9,848	10,196

Total operating expenses	73,999	46,923	38,895

Operating loss	(52,593)	(29,987)	(18,492)
Interest and other income, net	3,815	1,568	1,120
Interest and other expense, net	(78)	—	—
Change in warrant liability	173	89	—
Restructuring and other credits	—	88	—

Loss before income taxes	(48,683)	(28,242)	(17,372)
Benefit from income taxes	(823)	(478)	(234)

Net loss	$(47,860)	$(27,764)	$(17,138)

Net loss per share:
—Basic and diluted	$(1.79)	$(1.69)	$(1.27)

Weighted average number of common stock shares outstanding:
—Basic and diluted	26,738,853	16,448,030	13,513,582

See accompanying notes to these consolidated financial statements.

Pharmacopeia, Inc.

Consolidated Statements of Stockholders' Equity

(Amounts in thousands)

	Common Stock
					Accumulated Other Comprehensive Loss
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit		Deferred Compensation	Total Stockholders' Equity
Balance at December 31, 2004	12,355	$123	$50,263	$(6,235)	$(175)	$(268)	$43,708
Comprehensive loss:
Net loss	—	—	—	(17,138)	—	—	(17,138)
Unrealized loss on marketable securities	—	—	—	—	29	—	29

Total comprehensive loss							(17,109)
Issuance of shares in private placement, net	2,470	25	7,631	—	—	—	7,656
Investment by Accerlys, Inc.	—	—	46	—	—	—	46
Forfeiture of restricted stock	(2)	—	(21)	—	—	21	—
Amortization of deferred compensation	—	—	—	—	—	118	118
Issuance of common stock for exercise of stock options	51	1	126	—	—	—	127
Accelerated vesting of stock options	—	—	227	—	—	—	227
Issuance of common stock for ESPP	22	—	90	—	—	—	90
Issuance of common stock for 401(k) matching contribution	93	1	389	—	—	—	390

Balance at December 31, 2005	14,989	$150	$58,751	$(23,373)	$(146)	$(129)	$35,253
Comprehensive loss:
Net loss	—	—	—	(27,764)	—	—	(27,764)
Unrealized loss on marketable securities	—	—	—	—	139	—	139

Total comprehensive loss							(27,625)
Issuance of shares in stock offering	5,799	58	18,450	—	—	—	18,508
Forfeiture of restricted stock	(1)	—	(10)	—	—	10	—
Reclassification of deferred compensation (123R)	—	—	(119)	—	—	119	—
Share-based compensation	—	—	2,106	—	—	—	2,106
Issuance of warrants	—	—	505	—	—	—	505
Issuance of common stock for exercise of stock options	394	4	1,275	—	—	—	1,279
Issuance of common stock for 401(k) matching contribution	87	1	404	—	—	—	405

Balance at December 31, 2006	21,268	$213	$81,362	$(51,137)	$(7)	$—	$30,431
Comprehensive loss:
Net loss	—	—	—	(47,860)	—	—	(47,860)
Unrealized loss on marketable securities	—	—	—	—	7	—	7

Total comprehensive loss							(47,853)
Issuance of shares in stock offering	8,050	81	36,989	—	—	—	37,070
Share-based compensation	—	—	2,226	—	—	—	2,226
Issuance of common stock for exercise of stock options	228	2	760	—	—	—	762
Issuance of common stock for 401(k) matching contribution	85	—	448	—	—	—	448

Balance at December 31, 2007	29,631	$296	$121,785	$(98,997)	—	$—	$23,084

See accompanying notes to these consolidated financial statements.

Pharmacopeia, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,860)	$(27,764)	$(17,138)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,355	1,937	2,237
Change in warrant liability	(173)	(89)	—
Contribution of stock to 401(k) Plan	448	405	390
Share-based compensation	2,226	2,106	345
Restructuring credits	—	(88)	—
Gain on sale of property and equipment	—	(3)	(34)
Changes in assets and liabilities:
Accounts receivable	5,000	2,250	(1,194)
Prepaid expenses and other current assets	(833)	(727)	291
Other assets	30	—	(43)
Accounts payable	380	1,379	(302)
Accrued and other liabilities	4,471	1,107	476
Restructuring reserve	—	(820)	(2,460)
Deferred revenue	22,819	14,361	(9)

Net cash used in operating activities	(11,137)	(5,946)	(17,441)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,908)	(2,676)	(1,060)
Proceeds from sale of property and equipment	—	3	34
Purchases of marketable securities	(49,400)	(1,000)	(10,536)
Proceeds from maturities of marketable securities	11,630	16,784	12,591

Net cash (used in) provided by investing activities	(43,678)	13,111	1,029
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equity offerings, net	37,070	22,975	7,656
Proceeds from issuance of common stock related to compensation plans	762	1,279	217
Proceeds from borrowings under notes payable	4,320	—	—
Repayments under notes payable	(250)	—	—
Investment by Accelrys, Inc.	—	—	46

Net cash provided by financing activities	41,902	24,254	7,919

Net (decrease) increase in cash and equivalents	(12,913)	31,419	(8,493)
Cash and equivalents, beginning of period	43,099	11,680	20,173

Cash and equivalents, end of period	$30,186	$43,099	$11,680

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$57	$—	$—

Income Tax	$5	$40	$81

        Noncash transactions for the year ended December 31, 2006 were as follows:

  •
  The Company recorded the fair value of two warrants issued as part of its Product Development and Commercialization Agreement with GSK as an increase to additional paid-in capital and a decrease to deferred revenue. The fair value of the warrants amounted to approximately $505 thousand.

  •
  The Company recorded the fair value of the warrants it issued in October 2006 as part of its equity financing as a decrease to additional paid-in capital and an increase to warrant liability. The fair value of the warrants amounted to approximately $4.5 million on October 19, 2006.

  See accompanying notes to these consolidated financial statements.

Pharmacopeia, Inc.

Notes to Consolidated Financial Statements

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

        Pharmacopeia is a clinical development stage biopharmaceutical company dedicated to discovering and developing novel small molecule therapeutics to address significant medical needs. Using proprietary technologies and processes, the Company seeks to identify, optimize and develop novel drug candidates through its own internally-funded drug discovery and development programs and in collaborations with major pharmaceutical and biotechnology companies. The Company has a broad portfolio of clinical and preclinical candidates under development internally or by partners, including eight compounds in Phase 2 or Phase 1 development, addressing multiple indications including hypertension, diabetic nephropathy, muscle wasting, inflammation and respiratory disease.

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

        Revenue earned related to up-front product and technology license fees is recognized in accordance with SAB 104 issued by the SEC and EITF 00-21, "Revenue Arrangements with Multiple Deliverables" issued by the FASB. Accordingly, amounts received under multiple-element arrangements requiring ongoing services or performance by us are recognized over the period of such services or performance.

        Revenue from milestones is recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, and the Company has no further performance obligations relating to that event, and (ii) collectibility is reasonably assured. If these criteria are not met, the milestone payment is recognized over the remaining period of our performance obligations under the arrangement. Royalties are recognized as earned in accordance with the terms of various research and collaboration agreements.

Pharmacopeia, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Share-based Compensation

        Prior to January 1, 2006 and as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company elected to follow APB 25 and related interpretations in accounting for its employee stock option plans. Under APB 25, the Company did not recognize share-based compensation expense at the time of option grant because the exercise price of the stock option equaled the fair market value of the underlying common stock on the date of grant.

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. This statement is a revision to SFAS 123, supersedes APB 25 and amends SFAS No. 95, "Statement of Cash Flows." Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with provisions of SFAS 123R. Results for prior periods have not been restated.

        Under SFAS 123R, the Company uses the Black-Scholes option pricing model to estimate the fair value of the share-based awards as of the grant date. The Black-Scholes model, by its design, is highly complex and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of judgment are the estimated lives of the share-based awards and the estimated volatility of our stock price. The Black-Scholes model is sensitive to changes in these two data inputs. Beginning in fiscal year 2006, the Company calculated the estimated life of stock options granted using a "simplified" method, which is based on the average of the vesting term and the actual term of the option, as a result of guidance from the SEC as contained in SAB 107 permitting the initial use of this method through 2007. In December 2007, the SEC issued SAB 110, which is effective January 1, 2008, expressing the expectation that companies should be employing information from internal or external sources, about employee stock option exercise behavior when developing estimates of expected term, as they relate to stock option valuations. SAB 110 states that the SEC will continue to accept the use of the "simplified" method beyond December 31, 2007 under certain circumstances. The Company is still evaluating the method it will use to develop its expected term assumption in 2008. Expected stock price volatility is typically based on the daily historical trading data from an appropriate point in time through the last day of the applicable period. Because the Company's historical trading data only dates back to May 3, 2004, the date of its spin-off from Accelrys, the Company has determined expected volatility for fiscal year 2007 using an analysis of the stock price volatility of comparable companies in its industry.

        The fair value of these equity awards were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31, 2007, 2006 and 2005, respectively:

	2007	2006	2005
Dividend yield	0%	0%	0%
Expected volatility	80.00 - 90.00%	80.00 - 90.00%	75.00 - 85.24%
Risk-free interest rate	3.71 - 4.60%	4.60 - 5.06%	3.86 - 4.33%
Expected life (years)	6.3	6.3	5.0 - 5.8

        As a result of adopting SFAS 123R, the Company's net loss and basic and diluted loss per share for the years ended December 31, 2007 and 2006 were approximately $2.2 million, or $0.8 per share, and $1.8 million, or $0.11 per share, respectively, higher than if the Company had continued to account

Pharmacopeia, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

for its share-based compensation under APB 25. As of December 31, 2007, there was approximately $4.2 million of unrecognized compensation costs, net of estimated forfeitures, related to share-based payments which are expected to be recognized over a weighted average period of 2.7 years. The cash proceeds from options exercised during the years ended December 31, 2007, 2006 and 2005 were approximately $0.8 million, $1.3 million and $0.1 million, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was approximately $433 thousand, $497 thousand, and $155 thousand, respectively. In addition to the expense incurred related to stock option grants, during the years ended December 31, 2007 and 2006, the Company also incurred share-based compensation costs of approximately $13 thousand and $68 thousand, respectively, relating to the vesting of restricted stock awards, and $35 thousand and $258 thousand, respectively, relating to stock options granted to consultants.

        The following table illustrates the effect on operating results and per share information had the Company accounted for its share-based compensation in accordance with SFAS 123 for the year ended December 31, 2005 (in thousands, except per share data):

Year ended December 31, 2005
Net loss:
As reported	$(17,138)
Add: Stock-based employee compensation expense included in reported net loss	345
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,316)

Pro forma	$(20,109)

Basic and diluted net loss per common share:
As reported	$(1.27)
Pro forma	$(1.49)

Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company invests its cash with major financial institutions in money market funds, US Treasury securities and other investment grade securities such as prime-rated commercial paper.

Marketable Securities

        Marketable securities consist of fixed-income investments with an original maturity of greater than three months such as US Treasury securities, obligations of US Government agencies and other investment grade securities such as prime-rated commercial paper and corporate bonds. The Company applies SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) in accordance with its investments in marketable securities. The Company's marketable securities are classified as available-for sale and are recorded at estimated fair value with unrealized gains or losses reported in accumulated other comprehensive income (loss) in stockholders' equity.

Pharmacopeia, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

        Marketable securities consisted of the following (in thousands):

	December 31,
	2007			2006
	Amortized Cost	Market Value	Unrealized Gain (Loss)	Amortized Cost	Market Value	Unrealized Gain (Loss)
Auction Rate Securities	$20,801	$20,801	$—	$—	$—	$—
U.S. corporate-debt securities	20,328	20,328	—	1,047	1,031	(16)
U.S. Treasury Securities	—	—	—	$2,001	2,010	9

	$41,129	$41,129	$—	$3,048	$3,041	$(7)

        Amortized cost and market value in the table above included accrued interest of $311 thousand and $40 thousand as of December 31, 2007 and 2006, respectively.

        Available-for-sale marketable securities by contractual maturity at December 31, 2007 were as follows (in thousands):

Due within one year	$41,129
Due after one year through five years	—

$41,129

        As of February 1, 2008, the Company had re-invested its entire auction rate securities portfolio into U.S. government agency securities. The Company did not recognize any gain or loss with respect to the settlement of these securities.

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

Warrant Liability

        The Company, in accounting for its warrants, follows EITF 00-19 which provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. Under EITF 00-19, to qualify as permanent equity, an equity derivative, including warrants, must permit the Company to settle in unregistered shares. Under securities law, if the warrants were issued in connection with a public offering and have a cash settlement feature at the holder's option, the Company does not have the ability to settle in unregistered shares. Therefore, the warrants cannot be classified as permanent equity and are instead classified as a liability. The approximately 1,450,000 warrants that the Company issued as part of its equity financing in October 2006 meet this criteria, and their fair value has been recorded as a liability in the accompanying balance sheets. Other warrants the Company had previously issued qualify as permanent equity and do not require remeasurement.

        The Company records its warrant liabilities at fair value using a Black-Scholes option-pricing model and remeasures at each reporting date until the warrants are exercised or have expired. Changes in the fair value of the warrants are reported in the statements of operations as income or expense.

Pharmacopeia, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

The fair value of the warrants is subject to significant fluctuation based on changes in the Company's stock price, expected volatility, expected life, the risk-free interest rate and dividend yield. The market price for the Company's common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of the Company's common stock may cause significant increases or decreases in the fair value of the warrants issued in October 2006. During the year ended December 31, 2007, the fair value of the warrant liability decreased and as such, approximately $173 thousand was recorded as income.

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

        Should indicators of impairment exist, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of an asset is adjusted to fair value if its expected future undiscounted cash flow is less than its book value. The Company identified no such impairment losses during the years ended December 31, 2007, 2006 and 2005.

Leases

        The Company accounts for its operating leases in accordance with SFAS No. 13, "Accounting for Leases, as amended" and FASB Technical Bulletin 85-3, "Accounting for Operating Leases with Scheduled Rent Increases". As such, the Company records the total determinable rental payments due under the lease on a straight-line basis over the lease term. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease. Common area maintenance costs are charged to expense as incurred.

Accounting for Uncertain Tax Positions

        The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FAS Statement No. 109" (FIN 48). FIN 48 applies to all uncertain tax positions accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes" and is intended to result in increased relevance and comparability in financial reporting of income taxes and to provide more information about the uncertainty in income tax assets and liabilities. The Company will recognize potential interest and penalties related to income tax positions as a component of the benefit or provision for income taxes on the consolidated statements of operations in any future periods in which the Company must record a liability. Because the Company has not recorded a liability at December 31, 2007, there is no impact to the Company's effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.

Concentrations of Risk

        See Note 3 to the Financial Statements regarding Concentrations of Risk as they relate to our significant collaborations.

Pharmacopeia, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Net Loss Per Share

        The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share" (SFAS 128). Under the provisions of SFAS 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

        The following table sets forth the computation of basic and diluted net loss per share as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2007	2006	2005
Numerator:
Net loss	$(47,860)	$(27,764)	$(17,138)

Denominator:
Weighted average shares outstanding and denominator for basic and diluted earnings per share	26,738,853	16,448,030	13,513,582

Net loss per share:
Basic and diluted	$(1.79)	$(1.69)	$(1.27)

        Dilutive common stock equivalents would include the dilutive effects of common stock options, warrants for common stock equivalents, and restricted stock that has not yet fully vested. Potentially dilutive common stock equivalents totaled approximately 4.8 million, 3.7 million and 3.4 million, shares for the years ended December 31, 2007, 2006 and 2005, respectively.

Reclassifications

        Certain accounts in the consolidated balance sheet as of December 31, 2006, the consolidated statement of stockholders equity as of December 31, 2006 and the consolidated statement of cash flows for the years ended December 31, 2006 and 2005 have been reclassified for comparative purposes to conform with the presentation of the consolidated financial statements as of and for the year ended December 31, 2007.

New Accounting Pronouncements

  Fair Value Measurements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," (SFAS 157). SFAS 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected a partial deferral of Statement 157 under the provisions of FSP 157-2. The

Pharmacopeia, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Company is currently evaluating the impact that this partial adoption of SFAS 157, which is effective January 1, 2008, will have its consolidated financial statements.

  Fair Value Option for Financial Assets and Liabilities

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 permits reporting entities to choose to measure eligible financial assets or liabilities, which include marketable securities available-for-sale and equity method investments, at fair value at specified election dates, or according to a pre-existing policy for specific types of eligible items. Unrealized gains and losses for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that SFAS 159 will have on its consolidated financial statements.

        Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities

        In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities" (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007. The Company's adoption of EITF 07-3 is not expected to have a material effect on its consolidated financial statements.

3. Significant Collaborations

  Product Development and Commercialization Agreement with GSK

        In March 2006, the Company and GSK entered into a product development and commercialization agreement. Under the terms of the GSK Agreement, the Company may receive up to $15.0 million in cash payments from GSK related to the initial discovery activities to be conducted by the Company, including $5.0 million that the Company received in April 2006 and $5.0 million that the Company received in June 2007. The remaining $5.0 million will be payable to the Company upon its fulfillment of certain conditions related to the initial discovery activities to be conducted by the Company. The Company's role in the alliance is to (i) identify and (ii) advance molecules in chosen therapeutic programs to development stage and (iii) subject to certain provisions in the GSK Agreement, further develop the candidates to clinical "proof of concept" (a demonstration of efficacy in humans). The Company has agreed that it will not screen its compound library for other collaborators, or for its own account, against any target it screens under the GSK Agreement for a specified period.

        The GSK Agreement provides GSK an exclusive option, exercisable at defined points during the development process for each program (up to the point of clinical proof of concept), to license that program. Upon licensing a program, GSK is obligated to conduct preclinical development and/or clinical trials and commercialize pharmaceutical products resulting from such licensed programs on a worldwide basis. In addition to the cash payments above, the Company is entitled to receive success-

Pharmacopeia, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Collaborations (Continued)

based milestone payments, starting in preclinical research, from GSK for each drug development program under the alliance and the potential for double-digit royalties upon the successful commercialization by GSK of any product resulting there from.

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

        Since the inception of the GSK Agreement, the Company has received $10.0 million ($5.0 million in April 2006 and $5.0 million in June 2007) in connection with initial discovery and research activities the Company is obligated to perform under the GSK Agreement. The Company recorded deferred revenue of approximately $9.5 million associated with these payments, net of the fair value of the warrants described below. In the year ended December 31, 2007, the Company also received non-refundable milestone payments totaling $1.5 million from GSK related to the identification of three lead compounds, which were also recorded as deferred revenue due to the Company's continuing performance obligations under the GSK Agreement. Included in deferred revenue as of December 31, 2007 was $9.1 million, of which $4.9 million was classified as long-term. The Company recognizes revenue on a proportional performance basis as it performs the required discovery activities in an amount from time to time less than or equal to the non-refundable portion of payments received in connection with the GSK Agreement. The Company's revenue under the GSK Agreement accounted for $1.6 million and $0.3 million of net revenue for the years ended December 31, 2007 and 2006, respectively. The research activities under the GSK Agreement commenced in April 2006.

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

Pharmacopeia, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Collaborations (Continued)

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

  Research and License Agreement with Wyeth

        In December 2006, Pharmacopeia entered into a research and license agreement (the Wyeth Agreement) with Wyeth, acting through its Wyeth Pharmaceuticals Division, providing for the formation of a new alliance based on the Company's Janus Kinase-3 (JAK3) inhibitor program. The alliance's goal is to identify, develop and commercialize therapeutic products for the treatment of certain immunological conditions in humans.

        The companies each have certain exclusive rights to develop and commercialize products resulting from the JAK3 program and the alliance. Pharmacopeia retains the right to develop and commercialize therapeutic products for the treatment of dermatological and ocular diseases employing topical administration and Wyeth has the right to develop human therapeutic products for all other indications and routes of delivery. Under the terms of the Wyeth Agreement, the Company received an up-front non-refundable $5.0 million cash payment, and $3.0 million in research funding in 2007. The Company may also receive an additional $6.0 million, over the remaining portion of the three-year research term that began in January 2007. In addition, the Company may receive up to $175.0 million if Wyeth achieves preclinical and clinical development and regulatory and commercialization milestones, as well as double-digit royalties on the net sales of any products commercialized by Wyeth under the alliance. Each company is responsible for all development, regulatory, manufacturing and commercialization activities for the products it develops and commercializes in its field.

        In 2007, the Company received a $5.0 million up-front non-refundable payment and $3.0 million in research funding. The revenue for this research is recognized on a proportional performance basis, which is expected to approximate straight-line recognition of revenue over the initial three year term of the alliance. For the year ended December 31, 2007, the Company recognized approximately $4.7 million, or 22% of net revenue under the Wyeth Agreement. As of December 31, 2007, approximately $3.3 million was recorded in deferred revenue, of which $1.7 million was classified as long-term. The research term under the Wyeth Agreement commenced in January 2007. The Company may receive milestone payments upon the successful achievement, if any, of preclinical and clinical milestones.

        Pharmacopeia and Wyeth each have the right to terminate the Wyeth Agreement under certain specified circumstances at any time during the term of the Wyeth Agreement. In addition, Wyeth has the right, upon six months' prior written notice provided to the Company, to terminate the research collaboration and/or the Wyeth Agreement in its entirety or in part. Such right to termination would not apply to Wyeth's obligations with respect to any program developed by the collaboration and licensed by Wyeth. No termination will require the Company to refund to Wyeth any or all of the cash payments described above.

  Collaboration and License Agreement with Cephalon

        In May 2006, the Company entered into a Collaboration and License Agreement (the Cephalon Agreement) with Cephalon, Inc. (Cephalon) providing for the formation of a new drug discovery,

Pharmacopeia, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Collaborations (Continued)

development and commercialization alliance. Under the Cephalon Agreement, the Company received an up-front, non-refundable payment of $15.0 million in June 2006 to support the Company's research efforts.

        Cephalon is responsible for identifying hit and lead compounds, which the Company and Cephalon will then work collaboratively to advance the lead compounds to clinical candidates. The Company is principally responsible for medicinal chemistry research and Cephalon provides biology support, including preclinical disease models, as required by the Cephalon Agreement. The Company has agreed that, for a specified period, it will not screen its compound library for other collaborators, or for its own account, against any target it works on under the Cephalon Agreement.

        Upon the nomination of any clinical candidates by the alliance, Cephalon will be primarily responsible for their development and commercialization. The Company will retain an option to develop certain candidates from the alliance, subject to Cephalon's agreeing to such development. For any preclinical development candidate advanced under the alliance, the developing company will make clinical, regulatory and sales milestone payments to the non-developing company. In addition, the company commercializing any resulting product will pay the non-commercializing company up to double-digit royalties based on the sales level achieved.

        As stated above, under the Cephalon Agreement, the Company received a non-refundable payment of $15.0 million and is principally responsible for performing medicinal chemistry research. The revenue for this research is recognized on a proportional performance basis, which is expected to approximate straight-line recognition of revenue over the initial three year term of the alliance. Included in deferred revenue at December 31, 2007 was approximately $7.1 million related to the Cephalon Agreement, of which $2.1 million was classified as long-term. For the years ended December 31, 2007, and 2006 the Company recognized $5.0 million, or 23%, and $2.9 million, or 17%, of net revenue, respectively, under the Cephalon Agreement. The research activities under the Cephalon Agreement commenced in June 2006.

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

        One of the Company's directors currently serves as the Chairman and Chief Executive Officer of Cephalon.

  Collaboration and License Agreement with Organon

        In February 2007, the Company entered into an amended and restated collaboration and license agreement (the Organon Agreement) with N.V. Organon (Organon), providing for the formation of a new alliance to discover, develop and commercialize therapeutic products across a broad range of therapeutic indications. The new alliance builds on the companies' past collaborations, including the February 2002 agreement between the Company and Organon (the 2002 Collaboration). In November 2007, Organon was acquired by and is now a part of Schering-Plough.

Pharmacopeia, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Collaborations (Continued)

        Under the Organon Agreement, the Company received an up-front payment of $15.0 million, $1.0 million for the transfer of rights to certain programs from the 2002 collaboration and $4.0 million in quarterly research funding during 2007. The Organon Agreement provides that the Company may also receive up to an additional $4.0 million per year ($16.0 million aggregate) in research funding over the remaining portion of the five-year research term of the alliance, which began in February 2007. The Organon Agreement also provides that the Company waives its rights to receive further compensation (e.g., future milestone and royalty payments) with respect to programs resulting from lead series identified by the Company and delivered to Organon under the 2002 Collaboration and certain other programs from earlier agreements.

        The Organon Agreement provides Pharmacopeia the option to purchase the right to co-develop and co-commercialize certain therapeutic candidates discovered through the alliance. For therapeutic candidates the Company does not elect to co-develop and co-commercialize, Organon will retain exclusive development and commercialization rights, and the Company will receive milestone payments as a result of Organon's successful advancement, if any, of each candidate through clinical development, and up to double-digit royalties based on commercialization of any resulting pharmaceutical products.

        Since February 2007, the Company has received $20.0 million in connection with the Organon Agreement which the Company recorded as deferred revenue. Included in deferred revenue as of December 31, 2007 was approximately $17.0 million related to the Organon Agreement, of which approximately $10.0 million was classified in deferred revenue, long-term. The Company recognizes revenue on a proportional performance basis as it performs research activities as provided in the Organon Agreement. For the year ended December 31, 2007, the Company recognized approximately $3.0 million, or 14%, of revenue in connection with the Organon Agreement.

        Under the 2002 Collaboration, the Company had received quarterly research funding to conduct its drug discovery activities to identify and optimize new drug candidates for multiple therapeutic targets provided by Organon. Funding received in advance was recorded as deferred revenue. Research funding from the 2002 Collaboration was recognized as revenue on a proportional performance basis, which approximated straight-line recognition over the term of the agreement. For the year ended December 31, 2007, the Company recognized as revenue approximately $0.5 million in connection with the 2002 Collaboration. The research term of the 2002 Collaboration ended in February 2007.

        Under the Organon Agreement and the 2002 Collaboration, the Company recognized approximately $3.5 million, or 16%, and $5.5 million, or 32%, respectively, of net revenue for the years ended December 31, 2007 and 2006, including $2.0 million in milestones and success fees in the year ended December 31, 2006.

        Both Pharmacopeia and Organon have the right to terminate the Organon Agreement under certain specified circumstances at any time during the term of the Organon Agreement. In addition, the Company and Organon each have the right to terminate the Organon Agreement under other circumstances that are customary in these types of agreements. Further, each party has the right, upon six months prior written notice provided to the other party at any time beginning two and one-half years after February 8, 2007, to terminate the research portion of the alliance and/or the Organon Agreement. Such a termination of the research portion of the alliance by Organon would not apply to Organon's obligations with respect to any program developed by the alliance that Organon is advancing or to therapeutic candidates with respect to which the Company has previously exercised its option to

Pharmacopeia, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Significant Collaborations (Continued)

purchase the right to co-develop and co-commercialize. Should Organon exercise its discretionary termination right, there are no provisions in the Organon Agreement that would require the Company to refund payments received under the Organon Agreement. If Pharmacopeia exercises its discretionary termination right, under certain circumstances, it could be subject to a termination fee of $5.0 million. Whether or not the Company is subject to the termination fee is based upon when during the term of the Organon Agreement the Company's discretionary termination right is exercised. However, until such time as we are no longer subject to the termination fee, there will be no instances where the deferred revenue associated with the Organon Agreement would be amortized below $5.0 million.

  Collaboration and License Agreements with Schering-Plough

        In April 2007, the Company's research activities under its agreements with Schering-Plough were completed. Under the terms of the Company's agreements with Schering-Plough, the cessation of the Company's research activities does not affect other areas of the collaborations, including the ongoing Phase 2 and Phase 1 clinical trials and multiple preclinical programs that Schering-Plough is conducting. The Company will continue to be entitled to payments resulting from the successful achievement by Schering-Plough, if any, of clinical milestones, as well as royalty payments from sales, if any, of products resulting from compounds already delivered by the Company and accepted by Schering-Plough under the collaborations. For the years ended 2007 and 2006, the Company's collaborations with Schering-Plough accounted for approximately $3.8 million, or 18%, and $6.6 million, or 39%, respectively, of net revenue in the period, including $3.0 million and $2.0 million in milestone revenue in 2007 and 2006, respectively

        In 2007, subsequent to the Company entering into the Organon Agreement, Schering-Plough acquired Organon.

  Other Items

        No other collaborator accounted for more than 10% of total revenue in the years ended December 31, 2007, 2006 and 2005.

4. License Agreements with Bristol-Myers Squibb (DARA program and SARM program)

  DARA License Agreement

        In March 2006, the Company and BMS entered into an exclusive licensing agreement (the DARA License Agreement) providing the Company an exclusive license under certain BMS patents with respect to worldwide development and commercialization of certain compounds discovered by BMS that possess dual angiotensin and endothelin receptor antagonist (DARA) activity, including lead and backup DARA development candidates.

        Under the terms of the DARA License Agreement, in lieu of an up-front cash payment, the Company is providing BMS a set of compound libraries, over a period of approximately three years following the execution of the agreement. In the event the Company fails to deliver the aforementioned libraries to BMS, the Company would be required to make cash payments to BMS on a pro rata basis of up to $1.2 million as of December 31, 2007.

        The Company estimated that the fair value of the compound library services to be provided to BMS is approximately $2.0 million. In accordance with SFAS 2 "Accounting for Research and

Pharmacopeia, Inc.

Notes to Consolidated Financial Statements (Continued)

4. License Agreements with Bristol-Myers Squibb (DARA program and SARM program) (Continued)

Development Costs," the Company recorded a non-cash charge of $2.0 million to proprietary research and development expense related to the acquisition of the license to the DARA program during the year ended December 31, 2006. The Company also recorded deferred revenue for the estimated fair value of the compound library services to be provided. Included in deferred revenue as of December 31, 2007 was approximately $1.2 million, all of which was classified as deferred revenue, current portion. During the year ended December 31, 2007, the Company recognized approximately $765 thousand of revenue in connection with these compound library services.

        During the year ended December 31, 2007, the Company paid BMS $3.0 million in milestone fees related to the achievement of clinical events by PS433540. The Company is obligated to pay BMS additional milestone payments upon the achievement, if any, of further successive clinical and regulatory events in the United States and certain other jurisdictions, and royalties on sales of products, if any, resulting from the DARA program. BMS has a limited right of first negotiation in the event that the Company desires to license compounds that are the subject of the DARA License Agreement to a third party other than BMS.

  SARM License Agreement

        In October 2007, Pharmacopeia acquired the development and commercialization rights to its SARM program from BMS, including PS178990, a product candidate in Phase 1 clinical development for which it intends to conduct further clinical trials. In consideration for the licenses to the SARM program, the Company entered into a discovery collaboration agreement with BMS to provide a portion of our medicinal chemistry resources to a BMS discovery program unrelated to the SARM program for a period up to three years.

        The Company estimated that the fair value of the compound library services to be provided to BMS is approximately $9.2 million. In accordance with SFAS 2, the Company recorded a non-cash charge of $9.2 million to proprietary research and development expense related to the acquisition of the license to the SARM program during the year ended December 31, 2007. Included in deferred revenue as of December 31, 2007 was approximately $9.2 million, which represents the estimated fair value of the medicinal chemistry resources the Company is to provide to BMS, of which $6.2 million was classified as long-term revenue.

        In addition, the Company will pay BMS milestone payments associated with submission and approval of a therapeutic product for marketing and a stepped royalty on net sales of therapeutic products, if any, resulting from the SARM development program. BMS has a limited right of first negotiation in the event that the Company desires to license compounds that are the subject of the SARM License Agreement to a third party other than BMS.

5. Related Party Transactions

        A member of Pharmacopeia's board of directors currently serves as the Chairman and Chief Executive Officer of Cephalon. In connection with the Cephalon Agreement, in June 2006, the Company received an up-front non-refundable $15.0 million payment to support the Company's research efforts. The Company recognized revenue of approximately $5.0 million, or 23% of its total revenue, and $2.9 million, or 17% of its total revenue, relating to this alliance during the years ended December 31, 2007 and 2006, respectively. The alliance with Cephalon began in 2006 and thus, there was no revenue recognized in the year ended December 31, 2005.

Pharmacopeia, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Related Party Transactions (Continued)

        A member of Pharmacopeia's clinical advisory board also is affiliated with a contract research organization that the Company has contracted with to conduct one of it clinical trials. For the year ended December 31, 2007, the Company incurred expense of approximately $1.3 million related to the clinical trial this CRO is conducting for the Company. There was no such expense for the years ended December 31, 2006 and 2005, respectively.

        A former member of Pharmacopeia's Board of Directors, who retired in May 2007, was also a partner in an outside law firm that provided legal services to Pharmacopeia during the years he served as director. For the years ended December 31, 2007, 2006, and 2005, Pharmacopeia expended a total of $510 thousand, $373 thousand, and $324 thousand, respectively, in fees related to services provided by such firm.

        A member of Pharmacopeia's Board of Directors also serves as Chair of Pharmacopeia's Scientific Advisory Board. For the years ended December 31, 2007, 2006, and 2005, Pharmacopeia expended a total of $36 thousand, for each year, in fees related to his services as Chair.

        The Company's Chairman is also Chairman of the Board of Directors of a collaborator. For the year ended December 31, 2005, the Company recorded revenue of approximately $1.0 million for collaborative research and development provided to that collaborator. For the years ended December 31, 2007, and 2006, there was no revenue recognized from that collaborator.

6. Composition of Certain Financial Captions

Property and equipment consist of the following (in thousands):

	December 31,
	2007	2006
Laboratory equipment	$17,001	$14,968
Furniture, fixtures and equipment	1,938	1,910
Computers and software	6,188	4,559
Leasehold improvements	11,808	11,782
Construction-in-progress	3,437	1,245

	40,372	34,464
Accumulated depreciation and amortization	25,532	23,177

Property and equipment, net	$14,840	$11,287

        Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $2.4 million, $1.9 million and $2.2 million, respectively.

Pharmacopeia, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Composition of Certain Financial Captions (Continued)

Accrued liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Payroll and other compensation	$2,711	$2,065
Preclinical and clinical development related expense	3,907	139
Other	310	253

	$6,928	$2,457

7. Income Taxes

        The Company accounts for income taxes using the liability method. Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the carrying amounts and the tax basis of existing assets and liabilities.

        Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$35,369	$19,974
Deferred revenue	8,396	5,525
Acquired R&D Costs	3,629	—
Accruals and reserves	993	1,224
Share-based compensation	1,071	627

Gross deferred tax asset	49,458	27,350
Deferred tax liability:
Fixed assets	1,774	1,510

Net asset before valuation allowance	47,684	25,840
Valuation allowance	(47,684)	(25,840)

Net deferred tax asset	$—	$—

        As of December 31, 2007, the Company had U.S. federal net operating loss carryforwards of approximately $82.7 million. The U.S. federal net operating losses begin to expire in 2022, if not fully utilized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss. For the years ended December 31, 2007, 2006 and 2005, $419 thousand, $497 thousand and, $54 thousand, respectively, of net operating losses related to stock option deductions, which will result in an increase to paid-in capital and a decrease in income taxes payable at such time as the tax benefit is realized. A valuation allowance has been established for the net deferred tax assets due to the Company's lack of earnings history.

Pharmacopeia, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes (Continued)

        The benefit from income taxes consists of the following (in thousands):

	Years ended December 31,
	2007	2006	2005
Current:
State	$(823)	$(478)	$(234)

Total	$(823)	$(478)	$(234)

        The benefit from state income taxes for the years ended December 31, 2007, 2006 and 2005 represents the sale by the Company of a portion of its 2005, 2004 and 2003 state net operating losses and research and development credits, from which the Company realized $771 thousand, $532 thousand, and $267 thousand, respectively, offset by amounts recorded for state alternative minimum taxes.

        The following reconciles income taxes computed at the US statutory federal tax rate to the Company's benefit from income taxes from continuing operations (in thousands):

	Years ended December 31,
	2007	2006	2005
Tax benefit at U.S. statutory rate	$(16,552)	$(9,633)	$(5,906)
State income benefit, net of Federal income tax benefit	(4,010)	(1,566)	(1,097)
Change in valuation allowance	21,844	10,704	6,510
Other	(2,105)	17	259

Benefit from income taxes	$(823)	$(478)	$(234)

        The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a "change of ownership" as described in Section 382 of the Internal Revenue Code. The Company has not performed a detailed analysis to determine whether an ownership change has occurred. Such a change of ownership may limit the Company's utilization of its net operating loss and tax credit carryforwards, and could be triggered by subsequent sales of securities by the Company or its stockholders.

8. Line of Credit / Notes Payable

        In December 2006, the Company entered into a Loan and Security Agreement (the Line of Credit) with a lending institution (the Lender). The Line of Credit is intended to provide the Company with funding, in exchange for a security interest in certain of the Company's equipment. The Line of Credit provides up to a total of $5.0 million in funding in the form of term loans, from time to time through December 2008. Term loans secured by laboratory equipment have a fixed term of 48 months. Term loans secured by all other collateral categories have a fixed term of 36 months.

Pharmacopeia, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Line of Credit / Notes Payable (Continued)

        The following table includes the aggregate future principal payments of the Company's long-term debt as of December 31, 2007:

Total
2008	1,069
2009	1,182
2010	1,198
2011	621

$4,070

        As of December 31, 2007, the aggregate balance of loans originated under the Line of Credit was approximately $4.1 million, of which $3.0 million was classified as notes payable, long-term. Interest rates on these loans range from 10.08% to 10.28%. Additionally, the Company had approximately $0.6 million available for borrowings under the Line of Credit as of December 31, 2007.

9. Sale of Securities

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

        In October 2006, the Company sold approximately 5.8 million shares of its common stock at a purchase price per share of $4.28. In connection with that sale of stock, the Company sold warrants to purchase approximately 1.45 million shares of its common stock at a purchase price of $0.125 per warrant, with an exercise price of $5.14 per share. The warrants are exercisable from April 19, 2007 through April 19, 2012. The aggregate gross proceeds of the transaction were approximately $25.0 million. On October 18, 2006, the Company received proceeds of approximately $23.0 million from the transaction, net of transaction costs. The shares and warrants were offered through a prospectus supplement pursuant to the Company's effective shelf registration statement on Form S-3.

        Under EITF 00-19, to qualify as permanent equity, an equity derivative must permit the issuer to settle in unregistered shares. Under securities law, if the warrants were issued in connection with a public offering and have a cash settlement feature at the holder's option, a company does not have the ability to settle in unregistered shares. Therefore, the warrants cannot be classified as permanent equity and are instead classified as a liability. The warrants that the Company issued as part of its equity financing in October 2006 meet this criteria, and have been recorded as a liability in the accompanying balance sheet. The fair value of the warrants was determined as of October 18, 2006 and the Company recorded a liability relating to the issuance of the warrants of approximately $4.5 million. Equity derivatives not qualifying for permanent equity accounting are recorded at fair value on the measurement date, and are remeasured at each reporting date until the warrants are exercised or have expired. Changes in the fair value of the warrants are reported in the statement of operations as income or expense. At December 31, 2006, the fair value of the warrants decreased to approximately $4.4 million. As a result of this decrease, the Company recorded approximately $0.1 million in income

Pharmacopeia, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Sale of Securities (Continued)

in the statement of operations for the year ended December 31, 2006. At December 31, 2007, the fair value of the warrants had decreased further to approximately $4.2 million. As a result of this decrease, the Company recorded approximately $0.2 million in income in the statement of operations for the year ended December 31, 2007.

        The fair value of the warrants were calculated using the Black-Scholes option-pricing model with the following assumptions at the respective measurement dates:

	December 31, 2007	December 31, 2006	October 19, 2006
Dividend yield	0%	0%	0%
Expected volatility	80.00%	90.00%	90.00%
Risk-free interest rate	3.45%	4.70%	4.75%
Expected life (years)	4.3	5.3	5.5
Stock Price	$4.77	$4.26	$4.28
Exercise Price	$5.14	$5.14	$5.14

10. Preferred Stock

        The Company's amended and restated certificate of incorporation authorizes the issuance of up to 2,500,000 shares of preferred stock, $0.01 par value, per share. As of December 31, 2007 and 2006, no shares of preferred stock were outstanding.

        The Company's amended and restated certificate of incorporation provides that its board of directors may by resolution establish one or more classes or series of preferred stock having the number of shares and relative voting rights, designation, dividend rates, liquidation, and other rights, preferences, and limitations as may be fixed by them without further stockholder approval. The holders of the Company's preferred stock may be entitled to preferences over common stockholders with respect to dividends, liquidation, dissolution or the Company winding up in such amounts as are established by the Company's board of directors resolutions issuing such shares.

        The Company's board of directors adopted a stockholder rights plan (the rights plan) in April 2004. Under the rights plan, preferred stock purchase rights (each a "right) were distributed as a dividend at the rate of one right for each share of common stock outstanding as of the close of business on April 6, 2004 and automatically attach to shares issued thereafter. Each right entitles the holder to purchase one ten-thousandth of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $75.00 per right. In general, the rights will be exercisable if a person or group (Acquiring Person) becomes the beneficial owner of 15% or more of the Company's outstanding common stock or announces a tender offer for 15% or more of the Company's common stock. When the rights become exercisable, in lieu of Series A Junior Participating Preferred Stock, a holder, other than the Acquiring Person, will have the right to receive upon exercise common stock having a value equal to two times the exercise price of the right. In general the Company's board of directors will be entitled to redeem the rights for $0.0001 per right at any time prior to the occurrence of the stock acquisition events described above. If not redeemed, the rights will expire on April 5, 2014.

Pharmacopeia, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Stock Plans

        Pharmacopeia had two Stock Plans, the 2004 Stock Incentive Plan (the Plan), which was approved by the Company's Board of Directors on April 6, 2004, and the 2004 Employee Stock Purchase Plan (ESPP), which was approved by the Company's Board of Directors on May 1, 2004. Effective May 31, 2005 the Company terminated the ESPP.

        In accordance with the Plan, Pharmacopeia may grant up to an aggregate of 3,400,000 shares of stock options, restricted stock, common stock, performance awards, deferred stock units and stock appreciation rights to officers, directors, employees, sales representatives and consultants of Pharmacopeia. All of the shares reserved under the Plan may be issuable as incentive stock options. The term of each incentive and non-qualified stock option is ten years. Vesting generally occurs over a period of not greater than five years, the expense for which is recorded on a straight-line basis for the requisite service basis. As of December 31, 2007, there were approximately 1,980,000 shares reserved underlying options granted under the Plan and approximately 1,375,000 shares available for future grants under the Plan.

        In September 2007, the Company granted 300,000 options to two new executives, including 50,000 options that vest upon the achievement of certain enumerated objective performance criteria (performance-based vesting). These options were granted outside the Plan, and with provisions that are generally consistent with the provisions of the Plan.

        Prior to the spin-off, the Company adopted the following Accelrys stock option plans: the 1994 Incentive Stock Plan, the 1995 Director's Option Plan and the 2000 Stock Option Plan under which grants of options and restricted stock had been made to Pharmacopeia employees. Generally, all outstanding options to purchase Accelrys common stock under these Accelrys Stock Option Plans were converted to options to purchase Pharmacopeia stock, in order to maintain the then existing intrinsic value and maintain the ratio of the then existing exercise price per share to the market value per share in accordance with applicable accounting standards. As of December 31, 2007, there were approximately 1,918,000 shares reserved underlying options made under these plans. No additional options may be granted to Pharmacopeia employees from these plans. A summary of the stock option activity and weighted average exercise prices follows (in thousands, except per share amounts):

	Years Ended December 31,
	2007		2006		2005
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year:	3,670	$6.66	4,280	$6.83	3,933	$7.10
Granted	927	$5.08	603	$4.86	568	$4.89
Exercised	(228)	$5.24	(394)	$3.24	(51)	$2.26
Expired or forfeited	(171)	$7.99	(819)	$7.89	(170)	$8.22

Outstanding at end of year:	4,198	$6.42	3,670	$6.66	4,280	$6.83

Exercisable at end of year	2,783		2,678		3,247
Weighted average fair value of options granted during the period		$4.76		$3.63		$3.53

Pharmacopeia, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Stock Plans (Continued)

        A summary of stock options outstanding and exercisable as of December 31, 2007 is as follows (in thousands, except per share amounts):

		Options Outstanding
				Options Exercisable
		Weighted Average Remaining Life (years)
Range of Exercise Prices	Options Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00-$ 5.00	1,751	6.37	$4.39	960	$4.25
$ 5.01-$10.00	2,116	6.33	$6.13	1,492	$6.33
$10.01-$15.00	35	2.80	$12.54	35	$12.55
$15.01-$20.00	296	2.52	$19.76	296	$19.76

	4,198	6.05	$6.42	2,783	$7.12

Aggregate Intrinsic Value	$661			$516

        As of December 31, 2007, there were approximately 4,108,000 options outstanding, net of estimated forfeitures, that had vested or are expected to vest. The weighted-average exercise price of these options was $6.45 per option; the weighted-average remaining contractual life of these options was 5.99 years; and the aggregate intrinsic value of these options was approximately $651 thousand.

12. Deferred Compensation and Retirement Savings Plans

        The Company maintained a deferred compensation plan for certain officers and members of the Board of Directors. Effective December 31, 2004, participation in the deferred compensation plan was frozen and no further contributions may be made into the plan. The balance of the assets in the plan totaled approximately $2.1 million and $2.0 million as of December 31, 2007 and 2006.

        The Company has an employee savings and retirement plan (the 401(k) Plan) that is intended to be a tax-qualified plan covering substantially all employees. Under the terms of the 401(k) Plan, employees may elect to contribute up to 20% of their compensation, or the statutory prescribed limit, if less. The Company may, at its discretion, match employee contributions up to a maximum of 3% of the employee's compensation, subject to certain plan limits. Employer contributions, made up entirely of Company common stock, totaled $448 thousand, $405 thousand and $390 thousand for the years ended December 31, 2007, 2006 and 2005, respectively.

13. Commitments and Contingencies

Operating Leases

        The Company has several operating leases for office and laboratory space, which expire in 2016. The leases for the Company's facilities in New Jersey provide generally for scheduled rent increases, options to extend the leases with certain changes to the terms of the lease agreement, and refurbishment allowances. Rent and Common Area Maintenance expense under operating leases for the years ended December 31, 2007, 2006, and 2005 was approximately $2.2 million, $2.1 million, and $2.1 million, respectively.

Pharmacopeia, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingencies (Continued)

        Future minimum lease commitments at December 31, 2007 are as follows (in thousands):

Total
2008	2,467
2009	2,488
2010	2,488
2011	2,488
2012	2,488
Thereafter	8,851

$21,270

  ECLiPS® Royalties

        Under its license agreement with the Trustees of Columbia (Columbia) University and Cold Spring Harbor Laboratory (Cold Spring), the Company has an exclusive license for technology used in its proprietary combinatorial chemistry encoding technology, Encoded Combinatorial Libraries on Polymeric Support, or ECLiPS®. The Agreement obligates the Company to pay a minimum annual license fee of $100 thousand to Columbia and Cold Spring. In 2007, 2006, and 2005, the Company incurred related royalties and license fees totaling $110 thousand, $129 thousand and $126 thousand, respectively. The term of the Agreement is the later of (i) July 16, 2013 or (ii) the expiration of the last patent relating to the technology, at which time the Company will have a fully paid license to the technology. The license granted to the Company under the Agreement can be terminated by Columbia and Cold Spring (i) upon 30 days written notice to the Company if the Company materially breaches the Agreement and the Company fails to cure such material breach in accordance with the Agreement or (ii) if the Company commits any act of bankruptcy, becomes insolvent, files a petition under any bankruptcy or insolvency act or has any such petition filed against it that is not dismissed within 60 days. The Company is also obligated to pay royalties to Columbia and Cold Spring based on net sales of pharmaceutical products the Company develops, as well as a percentage of all other revenue the Company recognizes from collaborators that is derived from the technology licensed from Columbia and Cold Spring.

  Product Development and Commercialization Agreement with GSK

        Under the GSK Agreement, the Company and GSK each have the right to terminate the GSK Agreement in its sole discretion under certain specified circumstances at any time during the term of the GSK Agreement. In addition, the Company and GSK each have the right to terminate the GSK Agreement under circumstances that are customary in these types of agreements. If the Company exercises its discretionary termination right at any time during the first five years of the term, under certain circumstances, it could be required to refund to GSK a portion of the up to $15.0 million related to initial discovery activities to be conducted by the Company. The amount of any such refund will be calculated based upon when during the term of the GSK Agreement that termination occurs. However, there are no instances where the deferred revenue would be amortized below the amount that could be potentially refundable pursuant to the terms of the GSK Agreement. Further, should GSK exercise its discretionary termination rights, there are no provisions in the GSK Agreement that

Pharmacopeia, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingencies (Continued)

would require the Company to refund payments received relating to its performance of initial discovery activities under the GSK Agreement.

        The Company's role in the alliance is to (i) identify and (ii) advance molecules in chosen therapeutic programs to development stage and (iii) subject to certain provisions in the GSK Agreement, further develop the candidates to clinical "proof of concept" (a demonstration of efficacy in humans). As of December 31, 2007, the Company had approximately $9.1 million of deferred revenue related to services that are to be provided under the GSK Agreement by the Company after December 31, 2007.

  Research and License Agreement with Wyeth

        Under the Wyeth Agreement, in 2007 the Company received an up-front, non-refundable payment of $5.0 million and $3.0 million in research funding to support the Company's research efforts. As of December 31, 2007, the Company had approximately $3.3 million of deferred revenue related to services that we are to provide under the Wyeth Agreement after December 31, 2007.

  Collaboration and License Agreement with Cephalon

        Under the Cephalon Agreement, the Company received an up-front, non-refundable payment of $15.0 million in June 2006 to support the Company's research efforts. The Company is principally responsible for performing medicinal chemistry research over the alliance term, as required by the Cephalon Agreement. As of December 31, 2007, the Company had approximately $7.1 million of deferred revenue related to services that are to be provided under the Cephalon Agreement by the Company after December 31, 2007.

  Collaboration and License Agreement with Organon

        Under the Organon Agreement, the Company has received $20.0 million (the $15.0 million up-front payment, $1.0 million for the transfer of rights to certain programs from the 2002 Collaboration, and four quarterly research payments of $1.0 million each) since February 2007 to support our research efforts. As of December 31, 2007, The Company had approximately $17.0 million of deferred revenue related to services that it is to provide under the Organon Agreement after December 31, 2007.

        In addition, if the Company exercises its discretionary termination right, under certain circumstances, the Company could be subject to a termination fee of $5.0 million. Whether or not the Company is subject to the termination fee is based upon when during the term of the Organon Agreement the Company exercise its discretionary termination right. However, until such time as the Company is no longer subject to the termination fee, the will be no instances where the deferred revenue associated with the Organon Agreement would be amortized below $5.0 million.

  SARM License Agreement with BMS

        In consideration for the licenses to the SARM program, in October 2007, the Company also entered into a discovery collaboration agreement (the Discovery Collaboration Agreement) with BMS. The Discovery Collaboration Agreement provides that the Company will apply a portion of its medicinal chemistry resources to a BMS discovery program that is unrelated to the SARM program for

Pharmacopeia, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Commitments and Contingencies (Continued)

up to three years. The Company recorded deferred revenue of $9.2 million which approximates the fair value of the chemistry resources that we are to provide to BMS subsequent to December 31, 2007.

        In addition, the Company will pay BMS milestone payments associated with submission and approval of a therapeutic product for marketing and a stepped royalty on net sales of therapeutic products, if any, resulting from the SARM development program.

  DARA License Agreement with BMS

        Under the terms of the DARA License Agreement, in lieu of an up-front cash payment, the Company is providing BMS a set of compound libraries, over a period of approximately three years following the execution of the agreement. In the event the Company fails to deliver the aforementioned libraries to BMS, the Company would be required to make cash payments on a pro rata basis of up to $1.2 million.

        In addition, the Company will pay BMS milestone payments upon the achievement of successive clinical and regulatory events in the United States and certain other jurisdictions, and royalties on sales of products, if any, resulting from the DARA program.

  Milestone and Royalty Commitments

        Under the terms of certain agreements to which the Company is a party, it is possible that the Company may become obligated to pay aggregate milestone payments totaling up to $287 million upon the achievement of successive clinical and regulatory events and royalties on sales of products, if any, resulting from programs for which the Company has development responsibility under such agreements. The Company will not be responsible for the payment of future milestone and/or royalty payments in the event that development of such a program is discontinued. Preclinical and clinical development of drug candidates is a long, expensive and uncertain process. At any stage of the preclinical or clinical development process, the Company may decide to discontinue the development of its product candidates. To date, none of the compounds to which the Company holds complete or partial rights has reached the stage of commercial product. The Company expects that its product candidates will not be commercially available for many years, if ever.

  Product Manufacturing Contracts

        The Company has entered into contracts with third parties related to the manufacturing of materials that are to be used in connection with our clinical trials for PS433450. The termination provisions for these contracts are such that, as of December 31, 2007, the Company had commitments totaling approximately $5.2 million, which are expected to be fulfilled during the year ended December 31, 2008.

  Contract Research Organizations (CROs)

        In connection with toxicology studies for PS433540, the Company has made certain commitments with contract research organizations totaling approximately $1.0 million, which it expects to be fulfilled during the year ended December 31, 2008.

Pharmacopeia, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Business Segment and Geographical Information

        The Company classifies its business operations in one operating segment. All of the Company's revenues are generated from this segment. Revenue was derived from collaborators located in the following geographic regions:

	Years ended December 31,
	2007	2006	2005
Customers located in:
United States	69%	45%	39%
Europe	31%	55%	60%
Asia	—	—	1%

15. Restructuring and severance costs

        During the year ended December 31, 2005, the Company incurred approximately $1.5 million of expense related to severance payable to two former executives of the Company. These charges consisted of $1.3 million in connection with cash payment obligations to these former executives, as well as a noncash charge of $0.2 million related to the accelerated vesting of their stock compensation. These expenses were classified as general and administrative expense in the Company's Consolidated Statement of Operations. Severance costs for year ended December 31, 2006 were approximately $182 thousand. The Company incurred no severance costs in the year ended December 31, 2007.

        During the year ended December 31, 2006, the Company reduced its restructuring accrual by $88 thousand to reflect the final costs associated with its restructuring plan in 2004.

16. Selected Quarterly Financial Information (unaudited)

        The following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006 (in thousands, except per share amounts):

	2007
	March 31	June 30	September 30	December 31
Net revenue	$6,349	$4,957	$5,089	$5,011
Net loss	(10,004)	(6,905)	(11,696)	(19,255)
Per common share:
Net loss
—Basic and Diluted	$(0.50)	$(0.26)	$(0.40)	$(0.65)
	2006
	March 31	June 30	September 30	December 31
Net revenue	$4,116	$3,292	$6,257	$3,271
Net loss	(7,683)	(7,178)	(4,712)	(8,191)
Per common share:
Net loss
—Basic and Diluted	$(0.51)	$(0.47)	$(0.31)	$(0.41)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

        Our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer (our principal financial officer and chief accounting officer), of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, cannot provide assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

        Additionally, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer determined that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  Management's Report on Internal Controls Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Pharmacopeia, Inc.; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment and those criteria, our management has concluded we maintained effective internal control over financial reporting as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

  Attestation Report of Independent Registered Public Accounting Firm

  Report of Independent Public Accounting Firm

The Board of Directors and Stockholders of Pharmacopeia, Inc.

        We have audited Pharmacopeia, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pharmacopeia, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Pharmacopeia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pharmacopeia, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
MetroPark, New Jersey
February 29, 2008

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item concerning the Company's directors and executive officers is incorporated by reference from the Sections entitled "Corporate Governance", "Director Compensation Table" and "Executive Officers of the Registrant" in the Company's Proxy Statement (the Proxy Statement) related to the Annual Meeting of Stockholders to be held on April 30, 2008.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference from the sections entitled "Compensation Discussion and Analysis", "Compensation Committee Interlocks and Insider Participation", "Executive Officers of the Registrant", "Compensation Table" and "Employment Agreements and Potential Payments Upon Termination or Change in Control" in the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Certain information required by this Item is incorporated by reference from the section entitled "Stock Ownership of Principal Stockholders and Management" in the Proxy Statement.

OTHER FORMS OF COMPENSATION
2007 Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders(1)	3,898,000	$6.48	1,375,000
Equity compensation plans not approved by security holders(2)	300,000	$5.66	—
Total	4,198,000	$6.42	1,375,000

(1)
Includes approximately 1,918,000 options outstanding from the following Accelrys stock option plans: the 1994 Incentive Stock Plan, the 1995 Director's Option Plan, and the 2000 Stock Option Plan, under which grants of options had been made to Pharmacopeia employees. Prior to the spin-off our Board of Directors resolved to adopt these Accelrys stock option plans. Generally, any outstanding options to purchase Accelrys common stock under these plans have been converted to maintain the then existing intrinsic value and maintain the ratio of the then existing exercise price per share to the market value per share in accordance with applicable accounting standards. No additional options may be granted to Pharmacopeia employees from these plans. The remaining approximately 1,980,000 shares reflects options outstanding under Pharmacopeia, Inc.'s Amended and Restated 2004 Stock Incentive Plan (the Plan).

(2)
Represents 300,000 options outstanding that were issued in 2007 outside the Plan. The provisions of these options are generally consistent with the provisions of the Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated by reference from the sections entitled "Certain Relationships and Related Transactions" and "Corporate Governance—Director Independence" in the Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated by reference from the section entitled "Audit Committee Report and Payment of Fees to Auditors—Auditor Fees" in the Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
(1) Financial Statements

        The following Financial Statements are included:

(a)
(2) Exhibits:

EXHIBITS NO.	DESCRIPTION
1.1	Underwriting Agreement, by and among Pharmacopeia, Inc., CIBC World Markets Corp., Canaccord Adams Inc. and Merriman Curhan Ford & Co., dated May 1, 2007 (incorporated by reference to Exhibit 1.1 to Pharmacopeia, Inc.'s Report on Form 8-K, filed on May 2, 2007).
2.1	Master Separation and Distribution Agreement between Pharmacopeia, Inc., Accelrys Inc. and Pharmacopeia, Inc., dated April 30, 2004 (incorporated by reference to Exhibit 2.1 to Pharmacopeia, Inc.'s Report on Form 8-K, filed May 3, 2004).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Pharmacopeia, Inc.'s Report on Form 10-Q filed on May 10, 2007).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Pharmacopeia, Inc.'s Registration Statement on Form 10 (Reg. No. 000-50523)).
3.3	Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Pharmacopeia, Inc.'s Report on Form 8-K filed on December 18, 2007).
3.3	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Pharmacopeia, Inc. (incorporated by reference to Exhibit 3.3 to Pharmacopeia, Inc.'s Registration Statement on Form 10 (Reg. No. 000-50523)).
4.1	Form of Specimen Certificate for Pharmacopeia, Inc. Common Stock (incorporated by reference to Exhibit 4.3 to Pharmacopeia, Inc.'s Registration Statement on Form S-3 filed on August 13, 2007).
4.2	Form of Warrant to Purchase Common Stock issued in connection with Product Development and Commercialization Agreement among SmithKlineBeecham Corporation, doing business as GlaxoSmithKline, Glaxo Group Limited and Pharmacopeia, Inc., dated as of March 24, 2006 (incorporated by reference to Exhibit 4.1 to Pharmacopeia, Inc.'s Report on Form 10-Q, filed May 12, 2006).
4.3	Form of Warrant issued in connection with the Underwriting Agreement, by and among Pharmacopeia, Inc., CIBC World Markets Corp. and Merriman Curhan Ford & Co., dated October 13, 2006 (incorporated by reference to Exhibit 4.1 to Pharmacopeia, Inc.'s Report on Form 8-K, filed October 17, 2006).

10.1	Tax Sharing and Indemnification Agreement between Pharmacopeia, Inc. and Pharmacopeia, Inc., dated April 30, 2004 (incorporated by reference to Exhibit 10.2 to Pharmacopeia, Inc.'s Report on Form 8-K, filed May 3, 2004).
10.2	Patent and Software License Agreement between Pharmacopeia, Inc., Accelrys Inc. and Pharmacopeia, Inc., dated April 30, 2004 (incorporated by reference to Exhibit 10.4 to Pharmacopeia, Inc.'s Report on Form 8-K, filed May 3, 2004).
10.3	Form of Pharmacopeia Drug Discovery, Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Pharmacopeia, Inc.'s Form DEF 14A filed on March 26, 2007).(3)
10.4(a)	Amended 1994 Incentive Stock Plan of Pharmacopeia, Inc. (incorporated by Reference to Exhibit 10.5 to Accelrys Inc.'s Report on Form 10-K for the year ended December 31, 1995).(3)
10.4(b)	Amendment No. 1 to the 1994 Incentive Stock Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.1(a) to Accelrys Inc.'s Report on Form 10-K for the year ended December 31, 2000).(3)
10.4(c)	Amendment No. 2 to the 1994 Incentive Stock Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.5(c) to Accelrys Inc.'s Report on Form 10-K for the year ended December 31, 2000).(3)
10.4(d)	Amendment No. 3 to the 1994 Incentive Stock Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.5(a) to Accelrys Inc.'s Report on Form 10-Q for the quarter ended June 30, 1997).(3)
10.4(e)	Amendment No. 4 to the 1994 Incentive Stock Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.1(d) to Accelrys Inc.'s Report on Form 10-K for the year ended December 31, 2000).(3)
10.4(f)	Amendment No. 5 to the 1994 Incentive Stock Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.1(e) to Accelrys Inc.'s Report on Form 10-K for the year ended December 31, 2000).(3)
10.4(g)	Amendment No. 6 to the 1994 Incentive Stock Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.1(f) to Accelrys Inc.'s Report on Form 10-K for the year ended December 31, 2000).(3)
10.4(h)	Amendment No. 7 to the 1994 Incentive Stock Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.1(g) to Accelrys Inc.'s Report on Form 10-K for the year ended December 31, 2000).(3)
10.4(i)	Amendment No. 8 to the 1994 Incentive Stock Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.54 to Accelrys Inc.'s Report on Form 10-Q for the quarter ended June 30, 2000).(3)
10.4(j)	Amendment No. 9 to the 1994 Incentive Stock Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.1(i) to Accelrys Inc.'s Report on Form 10-Q for the quarter ended March 31, 2002).(3)
10.4(k)	1995 Director Option Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.7 to the Accelrys Inc. Registration Statement on Form S-1 (Reg. No. 33-98246)).(3)
10.4(l)	Amendment No. 1 to 1995 Director Option Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.3(a) to Accelrys Inc.'s report on form 10-K for the year ended December 31, 2000).(3)

10.4(m)	Amendment No. 2 to the 1995 Director Option Plan of Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.3(b) to Accelrys Inc.'s report on Form 10-Q for the quarter ended March 31, 2001).(3)
10.4(n)	Pharmacopeia, Inc. 2000 Stock Option Plan (incorporated by reference to Accelrys Inc.'s Report on Form 10-K for the year ended December 31, 2000).(3)
10.5	Rights Agreement between Pharmacopeia, Inc. and American Stock Transfer & Trust Company, dated April 30, 2004 (incorporated by reference to Exhibit 10.5 to Pharmacopeia, Inc.'s Report on Form 8-K, filed May 3, 2004).
10.6	Collaboration and License Agreement, dated as of July 9, 2003 and effective August 8, 2003, between Pharmacopeia, Inc. and Schering- Plough Ltd. (incorporated by reference to Exhibit 10.32 to Accelrys, Inc.'s Report on Form 10-Q for the quarter ended September 30, 2003).(5)
10.7	Collaboration and License Agreement, dated as of July 9, 2003 and effective August 8, 2003, between Pharmacopeia, Inc. and Schering Corporation (incorporated by reference to Exhibit 10.33 to Accelrys, Inc.'s Report on Form 10-Q for the quarter ended September 30, 2003).(5)
10.8	Amendment No. 1, dated July 27, 2006, to the Collaboration and License Agreements, effective as of July 9, 2003, between (i) the Company and Schering Corporation and (ii) the Company and Schering-Plough Ltd. (incorporated by reference to Exhibit 10.1 to Pharmacopeia, Inc.'s Report on Form 8-K, filed August 2, 2006).
10.9	Amendment No. 2, dated September 25, 2006, to the Collaboration and License Agreements, effective as of July 9, 2003 (and as subsequently amended) between (i) the Company and Schering Corporation and (ii) the Company and Schering-Plough Ltd. (incorporated by reference to Exhibit 10.1 to Pharmacopeia, Inc.'s Report on Form 10-Q, filed November 2, 2006).(4)
10.10	Lease, dated August 20, 2003, between Pharmacopeia, Inc. and Eastpark at 8A (Building 1000) (incorporated by reference to Exhibit 10.35 to Accelrys, Inc.'s Report on Form 10-Q for the quarter ended September 30, 2003).
10.11	Amendment to Lease, dated September 10, 2007, between Eastpark at 8A and Pharmacopeia, Inc. (Building 1000) (incorporated by reference to Exhibit 10.1 to Pharmacopeia Inc.'s Report on Form 10-Q filed on November 5, 2007).
10.12	Lease, dated August 20, 2003, between Pharmacopeia, Inc. and Eastpark at 8A (Building 3000) (incorporated by reference to Exhibit 10.36 to Accelrys, Inc.'s Report on Form 10-Q for the quarter ended September 30, 2003).
10.13	Amendment to Lease, dated April 18, 2007, between Eastpark at 8A and Pharmacopeia, Inc. (Building 3000) (incorporated by reference to Exhibit 10.2 to Pharmacopeia Inc.'s Report on Form 10-Q filed on November 5, 2007).
10.14	Product Development and Commercialization Agreement among SmithKlineBeecham Corporation, doing business as GlaxoSmithKline, Glaxo Group Limited and Pharmacopeia, Inc., dated as of March 24, 2006 (incorporated by reference to Exhibit 10.1 to Pharmacopeia, Inc.'s Report on Form 10-Q, filed May 12, 2006).(5)
10.15	Amendment No. 1, dated August 10, 2006, to the Product Development and Commercialization Agreement among the Company, SmithKlineBeecham Corporation, doing business as GlaxoSmithKline, and Glaxo Group Limited (incorporated by reference to Exhibit 10.2 to Pharmacopeia, Inc.'s Report on Form 10-Q, filed November 2, 2006).(5)

10.16	License Agreement, dated as of March 27, 2006, between Pharmacopeia, Inc. and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.2 to Pharmacopeia, Inc.'s Report on Form 10-Q, filed May 12, 2006).(5)
10.17	Collaboration and License Agreement between Pharmacopeia, Inc. and Cephalon, Inc., dated May 18, 2006 (incorporated by reference to Exhibit 10.1 to Pharmacopeia, Inc.'s Report on Form 10-Q, filed August 4, 2006).(5)
10.18	License Agreement, amended and restated as of July 1, 2003, among The Trustees of Columbia University in the City of New York, Cold Spring Harbor Laboratory and Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.2 to Pharmacopeia, Inc.'s Report on Form 10-Q for the quarter ended June 30, 2005).(5)
10.19	Form of Purchase Agreement dated July 27, 2005 between Pharmacopeia, Inc. and the Purchasers set forth therein (incorporated by reference to Exhibit 10.1 to Pharmacopeia, Inc.'s Report on Form 8-K, filed August 2, 2005).
10.20	Form of Indemnity Agreement between Pharmacopeia, Inc. and its directors and executive officers. (incorporated by reference to Exhibit 3.3 to Pharmacopeia, Inc.'s Registration Statement on Form 10 (Reg. No. 000-50523)).(3)
10.21	Employment Agreement between Pharmacopeia, Inc. and Leslie Johnston Browne, Ph.D., amended and restated as of March 5, 2008.(1)(3)
10.22	Letter Agreement, dated November 15, 2004, between Pharmacopeia, Inc. and Stephen C. Costalas (incorporated by reference to Exhibit 10.22 to Pharmacopeia, Inc.'s Report on Form 10-K for the year ended December 31, 2004).(3)
10.23	Amended and Restated Severance Agreement, dated December 18, 2007, between Pharmacopeia, Inc. and Stephen C. Costalas.(1)(3)
10.24	Letter Agreement, dated January 6, 2005, between Pharmacopeia, Inc. and David M. Floyd (incorporated by reference to Exhibit 10.24 to Pharmacopeia, Inc.'s Report on Form 10-K for the year ended December 31, 2004).(3)
10.25	Amended and Restated Severance Agreement, dated December 18, 2007, between Pharmacopeia, Inc. and David M. Floyd.(1)(3)
10.26	Letter Agreement, dated May 4, 2006, between Pharmacopeia, Inc. and Brian M. Posner (incorporated by reference to Exhibit 10.1 to Pharmacopeia, Inc.'s Report on Form 8-K, filed May 4, 2006).(3)
10.27	Amended and Restated Severance Agreement, dated December 18, 2007, between Pharmacopeia, Inc. and Brian M. Posner.(1)(3)
10.28	Letter Agreement, dated November 2, 2006, between Pharmacopeia, Inc. and Rene Belder (incorporated by reference to Exhibit 10.1 to Pharmacopeia, Inc.'s Report on Form 8-K, filed November 7, 2006).(3)
10.29	Amended and Restated Severance Agreement, dated December 18, 2007, between Pharmacopeia, Inc. and Rene Belder.(1)(3)
10.30	Letter Agreement, effective September 6, 2007, between Pharmacopeia, Inc. and Eric J. Liebler (incorporated by reference to Exhibit 10.1 to Pharmacopeia, Inc.'s Report on Form 8-K filed on September 7, 2007).(3)
10.31	Severance Agreement, dated September 6, 2007, between Pharmacopeia, Inc. and Eric J. Liebler (incorporated by reference to Exhibit 10.2 to Pharmacopeia, Inc.'s Report on Form 8-K filed on September 7, 2007).(3)

10.32	Letter Agreement, effective August 31, 2007, between Pharmacopeia, Inc. and S. David Kimball (incorporated by reference to Exhibit 10.3 to Pharmacopeia, Inc.'s Report on Form 8-K filed on September 7, 2007).(3)
10.33	Severance Agreement, dated August 31, 2007, between Pharmacopeia, Inc. and S. David Kimball (incorporated by reference to Exhibit 10.4 to Pharmacopeia, Inc.'s Report on Form 8-K filed on September 7, 2007).(3)
10.34	Amended and Restated Severance Agreement, dated December 18, 2007, between Pharmacopeia, Inc. and Maria L. Webb.(1)(3)
10.35	Letter Agreement, dated March 21, 2003, between Pharmacopeia, Inc. and Simon M. Tomlinson (incorporated by reference to Exhibit 10.31 to Pharmacopeia, Inc.'s Report on Form 10-K filed March 20, 2006).(3)
10.36	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Pharmacopeia, Inc.'s Report on Form 8-K filed on February 27, 2006.(3)
10.37	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Pharmacopeia, Inc.'s Report on Form 8-K filed on February 27, 2006.(3)
10.38	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Pharmacopeia, Inc.'s Report on Form 10-Q filed on November 5, 2007.(3)
10.39	2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Pharmacopeia, Inc.'s Report on Form 8-K filed on February 8, 2007).(3)
10.40	2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Pharmacopeia, Inc.'s Report Form on 8-K filed on February 11, 2008).(3)
10.41	Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.29 to Pharmacopeia, Inc.'s Report on Form 10-K for the year ended December 31, 2004).(3)
10.42	Research and License Agreement, dated December 22, 2006, between Pharmacopeia, Inc. and Wyeth (incorporated by reference to Exhibit 10.43 to Pharmacopeia, Inc.'s Report on Form 10-K for the year ended December 31, 2006).(4).
10.43	Master Security Agreement, dated December 26, 2006, between Oxford Finance Corporation and Pharmacopeia, Inc. (incorporated by reference to Exhibit 10.1 to Pharmacopeia, Inc.'s Report on Form 10-Q filed on August 2, 2007).
10.44	Collaboration and License Agreement, amended and restated effective as of February 8, 2007, between Pharmacopeia, Inc. and N.V. Organon (incorporated by reference to Exhibit 10.1 to Pharmacopeia, Inc.'s Report on Form 10-Q filed on May 10, 2007).(2)
10.45	License Agreement, dated October 11, 2007, between Bristol-Myers Squibb Company and Pharmacopeia, Inc.(1)(2)
10.46	Discovery Collaboration Agreement, dated October 11, 2007, between Bristol-Myers Squibb Company and Pharmacopeia, Inc.(1)(2)
21.1	Subsidiaries of Pharmacopeia, Inc.(1)
23.1	Consent of Ernst & Young LLP.(1)
31.1	Certification of the Principal Executive Officer of Pharmacopeia, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of the Principal Financial Officer of Pharmacopeia, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
32.1	Certification of the Chief Executive Officer of Pharmacopeia, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)
32.2	Certification of the Principal Financial Officer of Pharmacopeia, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

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

PHARMACOPEIA, INC.
By:	/s/ LESLIE J. BROWNE, PH.D. Leslie J. Browne, Ph.D. President, Chief Executive Officer and Director (Principal Executive Officer and Authorized Signatory)
Date:	March 6, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LESLIE J. BROWNE Leslie J. Browne, Ph.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2008
/s/ BRIAN M. POSNER Brian M. Posner	Executive Vice President, Chief Financial Officer and Treasurer (Principal Finance and Accounting Officer)	March 6, 2008
/s/ JOSEPH A. MOLLICA Joseph A Mollica, Ph.D.	Chairman of the Board	March 6, 2008
/s/ CAROL A. AMMON Carol A. Ammon	Director	March 6, 2008
/s/ FRANK BALDINO, JR. Frank Baldino, Jr., Ph.D.	Director	March 6, 2008
/s/ PAUL A. BARTLETT Paul A. Bartlett, Ph.D.	Director	March 6, 2008

/s/ STEVEN J. BURAKOFF Steven J. Burakoff, M.D.	Director	March 6, 2008
/s/ DENNIS H. LANGER Dennis H. Langer, M.D., J.D.	Director	March 6, 2008
/s/ BRUCE A. PEACOCK Bruce A. Peacock	Director	March 6, 2008
/s/ MARTIN H. SOETERS Martin H. Soeters	Director	March 6, 2008

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

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
Pharmacopeia, Inc. Report on Form 10-K Table of Contents
PART I
  ITEM 1. BUSINESS
Internal Program Portfolio
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Pharmacopeia, Inc. Consolidated Balance Sheets (Amounts in thousands, except share and per share data)
Pharmacopeia, Inc. Consolidated Statements of Operations (Amounts in thousands, except share and per share data)
Pharmacopeia, Inc. Consolidated Statements of Stockholders' Equity (Amounts in thousands)
Pharmacopeia, Inc. Consolidated Statements of Cash Flows (Amounts in thousands)
Pharmacopeia, Inc. Notes to Consolidated Financial Statements
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
OTHER FORMS OF COMPENSATION 2007 Equity Compensation Plan Information
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES