Form 10-K/A
period 2007-12-31
PHARMACOPEIA INC
filed 2008-03-14
CIK 1273013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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
YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  YES ☐  NO ☒

The aggregate market value of voting stock held by non-affiliates of the Company as of June 30, 2007  was $163,984,746.

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

EXPLANATORY NOTE

On March 6, 2008, Pharmacopeia, Inc. filed its Annual Report on Form 10-K for its fiscal year ended December 31, 2007 (the “2007 Form 10-K”). The Company hereby amends and restates the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”) which were filed as Exhibits 31.1 and 31.2 to the 2007 Form 10-K.  Although the Section 302 Certifications were sent to the Securities and Exchange Commission along with the 2007 Form 10-K on the date it was originally filed, some language was inadvertently omitted from paragraph 4 of such certifications.   This amendment makes no other amendments or changes to the 2007 Form 10-K.

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

Date: March 14, 2008