Form 10-Q
period 2008-03-31
PHARMACOPEIA INC
filed 2008-05-08
CIK 1273013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 2, 2008
Common Stock, $0.01 par value	29,688,923

PHARMACOPEIA, INC.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Pharmacopeia, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$61,465	$30,186
Marketable securities	—	41,129
Prepaid expenses and other current assets	1,568	2,026
Total current assets	63,033	73,341

Property and equipment, net	14,952	14,840
Deferred compensation plan assets	1,918	2,073
Other assets	144	144
Total assets	$80,047	$90,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,217	$2,871
Accrued liabilities	7,345	6,928
Deferred revenue, current portion	23,263	22,398
Notes payable, current portion	1,252	1,069
Warrant liability	2,599	4,205
Total current liabilities	37,676	37,471

Deferred revenue, long-term	25,270	24,769
Deferred compensation plan liabilities	1,918	2,073
Notes payable, long-term	3,005	3,001

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 29,676,296 and 29,630,931 shares issued and outstanding, respectively	297	296
Additional paid-in capital	122,596	121,785
Accumulated deficit	(110,715)	(98,997)
Total stockholders’ equity	12,178	23,084
Total liabilities and stockholders’ equity	$80,047	$90,398

See accompanying notes to these unaudited consolidated financial statements

Pharmacopeia, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

	For the Three Months
	Ended March 31,
	2008	2007

Revenue
Net revenue	$6,204	$6,349

Operating Expenses
Collaborative research and development expense	7,920	5,237
Proprietary research and development expense	8,764	7,418
General and administrative expense	3,387	2,688
Total operating expenses	20,071	15,343
Operating loss	(13,867)	(8,994)
Interest and other income, net	643	696
Interest and other expense, net	(100)	—
Decrease (increase) in warrant liability	1,606	(1,706)
Loss before income taxes	(11,718)	(10,004)
Provision for income taxes	—	—
Net loss	$(11,718)	$(10,004)

Net loss per share:
- Basic and diluted	$(0.40)	$(0.50)

Weighted average number of common stock shares outstanding:
- Basic and diluted	29,642,134	20,134,514

See accompanying notes to these unaudited consolidated financial statements

Pharmacopeia, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Three Months
	Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,718)	$(10,004)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	728	506
Change in warrant liability	(1,606)	1,706
Contribution of stock to 401(k) Plan	169	126
Share-based compensation	639	513
Changes in assets and liabilities:
Accounts receivable	—	5,006
Prepaid expenses and other current assets	837	395
Accounts payable	346	1,132
Accrued and other liabilities	417	685
Deferred revenue	1,366	13,400
Net cash (used in) provided by operating activities	(8,822)	13,465
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(840)	(460)
Proceeds from maturities of marketable securities	40,750	2,027
Net cash provided by investing activities	39,910	1,567
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to compensation plans	4	517
Proceeds from borrowings under notes payable	416	—
Repayments under notes payable	(229)	—
Net cash provided by financing activities	191	517
Net increase in cash and equivalents	31,279	15,549
Cash and equivalents, beginning of period	30,186	43,099
Cash and equivalents, end of period	$61,465	$58,648

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

Pharmacopeia is a clinical development stage biopharmaceutical company dedicated to discovering and developing novel small molecule therapeutics to address significant medical needs. The Company’s strategy is to retain product candidates at least to clinical validation, and to continue development on its own to New Drug Application (NDA) filing and commercialization for selected indications. The Company has a broad portfolio of clinical and preclinical candidates under development internally or by partners.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Pharmacopeia UK Holdings Limited (Pharmacopeia UK), which was formed in March 2007. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and disclosures required by U. S. generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (of a normal recurring nature) considered necessary for a fair presentation of the consolidated financial statements have been included. Interim results are not necessarily indicative of the results that may be expected for the year. The unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Revenue earned related to up-front product and technology license fees is recognized in accordance with Staff Accounting Bulletin (SAB) 104 issued by the Securities and Exchange Commission (SEC) and Emerging Issue Task Force (EITF) No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) issued by the Financial Accounting Standards Board (FASB). Accordingly, amounts received under multiple-element arrangements requiring ongoing services or performance by us are recognized over the period of such services or performance.

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

Share-based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004) “Share-Based Payments” (SFAS 123R), using the modified-prospective transition method. This statement is a revision to SFAS 123, supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) and amends SFAS No. 95, “Statement of Cash Flows.” Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with provisions of SFAS 123R.

Under SFAS 123R, the Company uses the Black-Scholes option-pricing model to estimate the fair value of the share-based awards as of the grant date. The Black-Scholes model, by its design, is highly complex and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of judgment are the estimated lives of the share-based awards and the estimated volatility of the Company’s stock price. The Black-Scholes model is sensitive to changes in these two data inputs. Beginning in fiscal year 2006, the Company calculated the estimated life of stock options granted using a “simplified” method, which is based on the average of the vesting term and the actual term of the option, as a result of guidance from the SEC as contained in SAB 107 permitting the initial use of this method through 2007. In December 2007, the SEC issued SAB 110, which is effective January 1, 2008, expressing the expectation that companies should be employing information from internal or external sources, about employee stock option exercise behavior when developing estimates of expected term, as they relate to stock option valuations. SAB 110 states that the SEC will continue to accept the use of the “simplified” method beyond December 31, 2007 under certain circumstances. The Company evaluated the exercise behavior of its employees for stock options granted since its spin-off from Accelrys, Inc. in April 2004 and determined that the exercise history was an inadequate measure of the expected term of its stock options.  Therefore, the Company has continued its use of the simplified method as prescribed in SAB 107. Expected stock price volatility is typically based on the daily historical trading data from an appropriate point in time through the last day of the applicable period. Because the Company’s historical trading data only dates back to May 3, 2004, the first trading date after its spin-off from Accelrys, the Company has estimated expected volatility for the first quarter of 2008 using an analysis of the stock price volatility of comparable companies in its industry.

Warrant Liability

The Company, in accounting for its warrants, follows EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19) which provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. Under EITF 00-19, to qualify as permanent equity, an equity derivative, including warrants, must permit the Company to settle in unregistered shares. Under securities law, if the warrants were issued in connection with a public offering and have a cash settlement feature at the holder’s option, the Company does not have the ability to settle in unregistered shares. Therefore, the warrants cannot be classified as permanent equity and are instead classified as a liability. The approximately 1,450,000 warrants that the Company issued as part of its equity financing in October 2006 meet this criteria, and their fair value has been recorded as a liability in the accompanying balance sheets. Other warrants the Company had previously issued qualify as permanent equity and do not require remeasurement.

The Company records its warrant liabilities at fair value using a Black-Scholes option-pricing model and remeasures at each reporting date until the warrants are exercised or have expired. Changes in the fair value of the warrants are reported in the statements of operations as income or expense. The fair value of the warrants is subject to significant fluctuation based on changes in the Company’s stock price, expected volatility, expected life, the risk-free interest rate and dividend yield. The market price for the Company’s common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of the Company’s common stock may cause significant increases or decreases in the fair value of the warrants issued in October 2006.

Research and Development Expense

Collaborative research and development expense consists of the labor, material, equipment and allocated facilities cost of the Company’s scientific staff who are working pursuant to the Company’s collaborative agreements. From time to time, collaborative research and development expense includes costs related to research efforts in excess of those required by the terms of certain collaborative agreements. Management has the discretion to set the scope of such excess efforts and may increase or decrease the level of such efforts depending on the Company’s strategic priorities.

Proprietary research and development expense consists of intellectual property in-licensing costs, labor, materials, contracted services, and allocated facility costs that are incurred in connection with internally funded drug discovery and development programs.

All research and development costs are charged to operations as incurred.

Impairment of Long-Lived Assets

The Company reviews the recoverability of the carrying value of long-lived assets, primarily property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

Should indicators of impairment exist, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of an asset is adjusted to fair value if its expected future undiscounted cash flow is less than its book value. The Company identified no such impairment losses during the three months ended March 31, 2008 and 2007.

Accounting for Uncertain Tax Positions

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FAS Statement No. 109” (FIN 48). FIN 48 applies to all uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” and is intended to result in increased relevance and comparability in financial reporting of income taxes and to provide more information about the uncertainty in income tax assets and liabilities. The Company will recognize potential interest and penalties related to income tax positions as a component of the benefit or provision for income taxes on the consolidated statements of operations in any future periods in which the Company must record a liability. Because the Company has not recorded such a liability at March 31, 2008, there is no impact to the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.

Concentrations of Risk

See Note 3 and Note 4 to the Financial Statements regarding Concentrations of Risk as they relate to the Company’s revenue concentrations.

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

Reclassifications

Certain accounts in the consolidated statement of cash flows for the three months ended March 31, 2007 have been reclassified for comparative purposes to conform with the presentation of the consolidated statement of cash flows for the three months ended March 31, 2008.

New Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The statement defines fair value as the exit price that would be received to sell an asset or paid to transfer a liability.  Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability.  The statement establishes a three-level hierarchy to prioritize the inputs used in measuring fair value.  The levels are described in the table below with Level 1 having the highest priority and Level 3 having the lowest.

In February 2008, the FASB issued FASB Staff Position (FSP) 157-b which delayed the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected a partial deferral of Statement 157 under the provisions of FSP 157-b and, effective January 1, 2008, the Company adopted SFAS 157 for those assets and liabilities that are remeasured at fair value on a recurring basis. This partial adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements as of and for the three months ended March 31, 2008.

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008:

		Basis of Fair Value Measurements
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	March 31, 2008	Level 1	Level 2	Level 3
Assets
Deferred compensation plan assets	$1,918	$1,918	$—	$—

Total assets measured at fair value	1,918	1,918	—	—

Percentage of total assets	2%	2%	—	—

Liabilities
Warrant liability	$2,599	$—	$2,599	$—
Deferred compensation plan liabilities	1,918	1,918	—	—

Total liabilities measured at fair value	$4,517	$1,918	$2,599	$—

Percentage of total liabilities	7%	3%	4%	—

As noted above, the fair value of the deferred compensation plan assets and liabilities are determined using quoted market prices in active markets. The fair value of the warrant liability is determined using the Black-Scholes option-pricing model, which uses certain significant observable inputs, including stock price (quoted market prices in active market), warrant exercise price (defined in warrant agreement), expected life of warrant (defined in warrant agreement), dividend yields (determined by the Company), and risk-free interest rate (quoted market prices based on expected life assumption). The only input in the Black-Scholes option-pricing model that is not readily observable is the expected stock price volatility. Because the Company’s historical trading data only dates back to May 3, 2004, the first trading date after its spin-off from Accelrys, the Company estimates its expected volatility using an analysis of the stock price volatility of comparable companies in its industry. The fair value of the warrant liability is subject to significant fluctuations and has ranged from approximately $2.6 million as of March 31, 2008 to approximately $6.1 million as of March 31, 2007. These fluctuations have primarily resulted from fluctuations in the market price of the Company’s common stock, which ranged from $3.65 per share to $5.72 per share at the Company’s quarterly remeasurement dates since March 31, 2007. Changes in the warrant liability are recorded in the statement of operations as income (decreases) or expense (increases).

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits reporting entities to choose to measure eligible financial assets or liabilities, which include marketable securities available-for-sale and equity method investments, at fair value at specified election dates, or according to a pre-existing policy for specific types of eligible items. Unrealized gains and losses for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS 159, which is effective January 1, 2008, did not have a material impact on its consolidated financial statements as of and for the three months ended March 31, 2008.

Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities

In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007. The Company’s adoption of EITF 07-3, which is effective January 1, 2008, did not have a material effect on its consolidated financial statements as of and for the three months ended March 31, 2008.

3. License Agreements with Bristol-Myers Squibb (DARA program and SARM program)

DARA License Agreement

In March 2006, the Company and Bristol-Myers Squibb Company (BMS) entered into an exclusive licensing agreement (the DARA License Agreement) providing the Company an exclusive license under certain BMS patents with respect to worldwide development and commercialization of certain compounds discovered by BMS that possess dual angiotensin and endothelin receptor antagonist (DARA) activity, including the Company’s lead product candidate PS433540 and backup development candidates.

Under the terms of the DARA License Agreement, in lieu of an up-front cash payment, the Company is providing BMS a set of compound libraries, over a period of approximately three years following the execution of the DARA License Agreement. In the event the Company fails to deliver such compound libraries to BMS, the Company would be required to make cash payments to BMS on a pro rata basis of up to $0.9 million as of March 31, 2008.

The Company estimated that the fair value of the compound library services to be provided to BMS is approximately $2.0 million. In accordance with SFAS 2 “Accounting for Research and Development Costs,” the Company recorded a non-cash charge of $2.0 million to proprietary research and development expense related to the acquisition of the license to the DARA program during the year ended December 31, 2006. The Company also recorded deferred revenue for the estimated fair value of the compound library services to be provided. Included in deferred revenue as of March 31, 2008 was approximately $1.0 million, all of which was classified as deferred revenue, current portion. During the three months ended March 31, 2008, the Company recognized approximately $278 thousand of revenue in connection with these compound library services.

During the year ended December 31, 2007, the Company paid $3.0 million in milestone payments to BMS for the achievement of certain clinical and regulatory events and is obligated to pay BMS additional milestone payments upon the achievement, if any, of further successive clinical and regulatory events in the United States and certain other jurisdictions, and royalties on sales of products, if any, resulting from the DARA program. BMS has a limited right of first negotiation in the event that the Company desires to license compounds that are the subject of the DARA License Agreement to a third party other than BMS.

SARM License Agreement

In October 2007, the Company entered into an agreement to acquire the development and commercialization rights to its SARM program from BMS (the SARM License Agreement), including PS178990, a product candidate in Phase 1 clinical development for which the Company intends to conduct further clinical trials. In consideration for the licenses to the SARM program, the Company entered into a discovery collaboration agreement with BMS (the Discovery Collaboration Agreement) to provide a portion of the Company’s medicinal chemistry resources to a BMS discovery program unrelated to the SARM program for a period up to three years.

The Company estimated that the fair value of the medicinal chemistry services to be provided to BMS is approximately $9.2 million. In accordance with SFAS 2, the Company recorded a non-cash charge of $9.2 million to proprietary research and development expense related to the acquisition of the license to the SARM program during the year ended December 31, 2007. The Company also recorded deferred revenue of approximately $9.2 million during the year ended December 31, 2007, which represents the estimated fair value of the medicinal chemistry resources the Company is to provide to BMS under the Discovery Collaboration Agreement.  As of March 31, 2008, approximately $8.5 million was included in deferred revenue, of which, $5.4 million was classified as long-term. For the three months ended March 31, 2008, the Company recognized approximately $0.8 million, or 12% of net revenue, in connection with the medicinal chemistry resources it provided to BMS.

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

4. Significant Collaborations

Product Development and Commercialization Agreement with GSK

In March 2006, the Company and GSK entered into a product development and commercialization agreement (the GSK Agreement). Under the terms of the GSK Agreement, the Company has received $15.0 million in cash payments from GSK related to the initial discovery activities to be conducted by the Company, including $5.0 million received in March 2008. The Company’s role in the alliance with GSK is to (i) identify and (ii) advance molecules in chosen therapeutic programs to development stage and (iii) subject to certain provisions in the GSK Agreement, further develop the candidates to clinical demonstration of efficacy in humans. The Company has agreed that it will not screen its compound library for other collaborators, or for its own account, against any target it screens under the GSK Agreement for a specified period.

The GSK Agreement provides GSK an exclusive option, exercisable at defined points during the development process for each program (up to the point of clinical demonstration of efficacy in humans), to license that program. Upon licensing a program, GSK is obligated to conduct preclinical development and/or clinical trials and commercialize pharmaceutical products resulting from such licensed programs on a worldwide basis. In addition to the cash payments above, the Company is entitled to receive success-based milestone payments, starting in preclinical research, from GSK for each drug development program under the alliance and the potential for double-digit royalties upon the successful commercialization by GSK of any product resulting therefrom.

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

Since the inception of the GSK Agreement, the Company has received $15.0 million in connection with initial discovery activities the Company is obligated to perform under the GSK Agreement. The Company recorded deferred revenue of approximately $14.5 million associated with these payments, net of the fair value of the warrants described below. The Company has also received non-refundable milestone payments totaling $1.5 million from GSK related to the identification of three lead compounds, which were also recorded as deferred revenue due to the Company’s continuing performance obligations under the GSK Agreement. Included in deferred revenue as of March 31, 2008 was approximately $12.9 million, of which approximately $8.3 million was classified as long-term. The Company recognizes revenue on a proportional performance basis as it performs the required discovery activities in an amount from time to time less than or equal to the non-refundable portion of payments received in connection with the GSK Agreement. The Company’s revenue under the GSK Agreement accounted for approximately $1.1 million and approximately $0.2 million of net revenue for the three months ended March 31, 2008 and 2007, respectively. The research activities under the GSK Agreement commenced in April 2006.

In connection with the GSK Agreement, the Company issued two warrants to GSK for the purchase of up to an aggregate of 176,367 shares of its common stock at an exercise price of $5.67 per share, which was a 25% premium over the trailing 30-day closing price average preceding March 24, 2006. The warrants are exercisable at any time before the earlier to occur of (i) March 24, 2011 and (ii) the effective date of certain types of termination of the GSK Agreement. These warrants were issued in a transaction not involving a public offering under Section 4(2) of the Securities Act of 1933, as amended. The fair value of the warrants at the time of the execution of the GSK Agreement was determined to be $505 thousand. This amount was calculated using the Black-Scholes pricing model with the following assumptions: 80% volatility; expected term of 5 years; 4.66% risk-free rate; and 0% dividend.

The Company and GSK each have the right to terminate the GSK Agreement in its sole discretion under certain specified circumstances at any time during the term of the GSK Agreement. In addition, the Company and GSK each have the right to terminate the GSK Agreement under other circumstances that are customary in these types of agreements. If the Company exercises its discretionary termination right at any time during the first five years of the term, under certain circumstances, it could be required to refund to GSK a portion of the $15.0 million it has received related to initial discovery activities to be conducted by the Company referred to above. The amount of any such refund will be calculated based upon when during the term of the GSK Agreement that termination occurs and the amount of research funding the Company had received prior to such termination. However, there are no instances where the deferred revenue would be amortized below the amount that could be potentially refundable pursuant to the terms of the GSK Agreement. Further, should GSK exercise its discretionary termination rights, there are no provisions in the GSK Agreement that would require the Company to refund payments received relating to its performance of initial discovery activities or milestone payments received under the GSK Agreement.

Research and License Agreement with Wyeth

In December 2006, the Company entered into a research and license agreement (the Wyeth Agreement) with Wyeth, acting through its Wyeth Pharmaceuticals Division, providing for the formation of a new alliance based on the Company’s Janus Kinase-3 (JAK3) inhibitor program. The alliance’s goal is to identify, develop and commercialize therapeutic products for the treatment of certain immunological conditions in humans.

The companies each have certain exclusive rights to develop and commercialize products resulting from the JAK3 program and the alliance. The Company retains the right to develop and commercialize therapeutic products for the treatment of dermatological and ocular diseases employing topical administration, and Wyeth has the right to develop human therapeutic products for all other indications and routes of delivery. Under the terms of the Wyeth Agreement, the Company has received an up-front non-refundable $5.0 million cash payment, and approximately $4.6 million in quarterly research funding. The Company may also receive an additional $4.7 million, over the remaining portion of the three-year research term that began in January 2007. In addition, the Company may receive up to $175.0 million if Wyeth achieves preclinical and clinical development and regulatory and commercialization milestones, as well as double-digit royalties on the net sales of any products commercialized by Wyeth under the alliance. Each company is responsible for all development, regulatory, manufacturing and commercialization activities for any products it develops and commercializes in its field.

The revenue for this research is recognized on a proportional performance basis, which is expected to approximate straight-line recognition of revenue over the initial three year term of the alliance. As of March 31, 2008, approximately $3.7 million was recorded in deferred revenue, of which approximately $1.3 million was classified as long-term. For the three months ended March 31, 2008 and 2007, the Company recognized approximately $1.2 million, or 19% of net revenue, and approximately $1.2 million,  or 18% of net revenue, respectively, under the Wyeth Agreement.

Pharmacopeia and Wyeth each have the right to terminate the Wyeth Agreement under certain specified circumstances at any time during the term of the Wyeth Agreement. In addition, Wyeth has the right, upon six months’ prior written notice provided to the Company, to terminate the research collaboration and/or the Wyeth Agreement in its entirety or in part. Such right to termination would not apply to Wyeth’s obligations with respect to any program developed by the collaboration and licensed by Wyeth. No termination will require the Company to refund to Wyeth any or all of the cash payments described above.

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

As stated above, under the Cephalon Agreement, the Company received a non-refundable payment of $15.0 million and is principally responsible for performing medicinal chemistry research. The revenue for this research is recognized on a proportional performance basis, which is expected to approximate straight-line recognition of revenue over the initial three year term of the alliance. Included in deferred revenue at March 31, 2008 was approximately $5.8 million related to the Cephalon Agreement, of which approximately $0.8 million was classified as long-term. The Company recognized approximately $1.3 million, or 20% of net revenue, for each three month period ended March 31, 2008, and 2007, under the Cephalon Agreement. The research activities under the Cephalon Agreement commenced in June 2006.

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

Collaboration and License Agreement with Schering-Plough

In February 2007, the Company entered into an amended and restated collaboration and license agreement  with N.V. Organon (Organon), providing for the formation of a new alliance to discover, develop and commercialize therapeutic products across a broad range of therapeutic indications. The new alliance followed the companies’ past collaborations, including the February 2002 agreement between the Company and Organon (the 2002 Collaboration). In November 2007, Organon was acquired by, and is now a part of, Schering-Plough. The Company refers to the February 2007 amended and restated collaboration and license agreement with Organon as the 2007 Schering-Plough Agreement.

Since entering into the 2007 Schering-Plough Agreement, the Company has received an up-front payment of $15.0 million, $1.0 million for the transfer of rights to certain programs from the 2002 Collaboration, and $5.0 million in quarterly research funding. The 2007 Schering-Plough Agreement provides that the Company may also receive up to an additional $4.0 million per year in quarterly research funding over the remaining portion of the five-year research term of the alliance, which began in February 2007. The 2007 Schering-Plough Agreement also provides that the Company waives its rights to receive further compensation (e.g., future milestone and royalty payments) with respect to programs resulting from lead series identified by the Company and delivered to Organon under the 2002 Collaboration and certain other programs from earlier agreements.

The 2007 Schering-Plough Agreement provides the Company the option to purchase the right to co-develop and co-commercialize certain therapeutic candidates discovered through the alliance. For therapeutic candidates the Company does not elect to co-develop and co-commercialize, Schering-Plough will retain exclusive development and commercialization rights, and the Company will receive milestone payments as a result of Schering-Plough’s successful advancement, if any, of each candidate through clinical development, and up to double-digit royalties based on commercialization of any resulting pharmaceutical products.

The revenue associated with the research the Company performs under the 2007 Schering-Plough Agreement is recognized on a proportional performance basis. The Company has received $21.0 million in connection with the 2007 Schering-Plough Agreement which the Company recorded as deferred revenue. Included in deferred revenue as of March 31, 2008 was approximately $16.5 million related to the 2007 Schering-Plough Agreement, of which approximately $9.5 million was classified as deferred revenue, long-term. For the three months ended March 31, 2008, the Company recognized approximately $1.5 million, or 24%, of net revenue in connection with the 2007 Schering-Plough Agreement. For the three months ended March 31, 2007, the Company recognized approximately $0.5 million, or 8%, of net revenue under the 2007 Schering-Plough Agreement and the 2002 Collaboration, the research term of which ended February 2007.

Both Pharmacopeia and Schering-Plough have the right to terminate the 2007 Schering-Plough Agreement under certain specified circumstances at any time during the term of the 2007 Schering-Plough Agreement. In addition, the Company and Schering-Plough each have the right to terminate the 2007 Schering-Plough Agreement under other circumstances that are customary in these types of agreements. Further, each party has the right, upon six months prior written notice provided to the other party at any time beginning two and one-half years after February 8, 2007, to terminate the research portion of the alliance and/or the 2007 Schering-Plough Agreement. Such a termination of the research portion of the alliance by Schering-Plough would not apply to Schering-Plough’s obligations with respect to any program developed by the alliance that Schering-Plough is advancing or to therapeutic candidates with respect to which the Company has previously exercised its option to purchase the right to co-develop and co-commercialize. Should Schering-Plough exercise its discretionary termination right, there are no provisions in the 2007 Schering-Plough Agreement that would require the Company to refund payments received under the 2007 Schering-Plough Agreement. If the Company exercises its discretionary termination right, under certain circumstances, it could be subject to a termination fee of $5.0 million. Whether or not the Company is subject to the termination fee is based upon when during the term of the 2007 Schering-Plough Agreement the Company’s discretionary termination right is exercised. However, until such time as the Company is no longer subject to the termination fee, there will be no instances where the deferred revenue associated with the 2007 Schering-Plough Agreement would be amortized below $5.0 million.

Additional Collaboration and License Agreements with Schering-Plough

In April 2007, the Company completed its research activities under its then-existing agreements with Schering-Plough. Pursuant to the terms of the Company’s agreements with Schering-Plough in which the Company’s research activities have ceased, the cessation of those research activities did not affect other areas of those collaborations, including the ongoing Phase 2 and Phase 1 clinical trials and multiple preclinical programs that Schering-Plough is conducting. The Company continues to be entitled to payments resulting from the successful achievement by Schering-Plough, if any, of clinical milestones, as well as royalty payments from sales, if any, of products resulting from compounds already delivered by the Company and accepted by Schering-Plough under those collaborations.

For the three months ended March 31, 2007, the Company’s collaborations with Schering-Plough under which the Company’s research activities have ceased accounted for approximately $1.8 million, or 28%, of net revenue in the period, including $1.0 million in milestone revenue.  There was no revenue recognized in the three months ended March 31, 2008 in connection with those collaborations with Schering-Plough.

Other Items

For the three months ended March 31, 2008, the Company recognized approximately $0.8 million, or 12% of net revenue, in connection with  its Discovery Collaboration Agreement with BMS. See Note 3 above for further discussion of the Company’s Discovery Collaboration Agreement with BMS. Except as disclosed above, no other collaborator accounted for more than 10% of the Company’s total revenue in the three months ended March 31, 2008.

In the three months ended March 31, 2007, as part of its collaboration with Biovitrum, the Company earned $1.0 million in milestone revenue for delivering an advanced lead compound that Biovitrum accepted.  The milestone revenue, for which the Company received payment in February 2007, accounted for 16% of net revenue for the three months ended March 31, 2007.

5. Business Segment and Geographical Information

The Company classifies its business operations in one operating segment. All of the Company’s revenues are generated from this segment. Revenue was derived from collaborators located in the following geographic regions:

	Three Months Ended March 31,
	2008	2007
Customers located in:
United States	76%	61%
Europe	24%	39%

6. Share-based Compensation

The fair value of the Company’s equity awards was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended March 31, 2008 and 2007, respectively:

	2008	2007
Dividend yield	0%	0%
Expected volatility	75.00%	90.00%
Risk-free interest rate	3.18%	4.51%
Expected life (years)	6.25	6.25%
Forfeiture Rate	3.10%	4.26%

For the three months ended March 31, 2008 and 2007 total share-based compensation costs associated with the adoption of SFAS 123R were approximately $635 thousand, and $490 thousand, respectively. As of March 31, 2008, there was approximately $5.1 million of unrecognized compensation costs, net of estimated forfeitures, related to share-based payments which are expected to be recognized over a weighted average period of 2.9 years. The cash proceeds from options exercised during the three months ended March 31, 2008 and 2007 were approximately $4 thousand and $517 thousand, respectively.  In addition to the expense incurred related to stock option grants, during the three months ended March 31, 2008 and 2007, the Company incurred share-based compensation costs of approximately $5 thousand and $10 thousand, respectively, relating to stock options granted to consultants.  For the three months ended March 31, 2007, the Company incurred $13 thousand of share-based compensation costs, relating to the vesting of restricted stock awards. These restricted stock awards fully vested in March 2007, and therefore, there was no such expense during the three months ended March 31, 2008.

7. Line of Credit / Notes Payable

In December 2006, the Company entered into a loan and security agreement (the Line of Credit) with a lending institution. The Line of Credit is intended to provide the Company with funding, in exchange for a security interest in certain of the Company’s equipment. The Line of Credit provides up to a total of $5.0 million in funding in the form of term loans, from time to time through December 2008. Term loans secured by laboratory equipment have a fixed term of 48 months. Term loans secured by all other collateral categories have a fixed term of 36 months.

As of March 31, 2008, the aggregate balance of loans originated under the Line of Credit was approximately $4.3 million, of which approximately $3.0 million was classified as notes payable, long-term. Interest rates on these loans range from 10.08% to 10.28%. Additionally, the Company had approximately $0.3 million available for borrowings under the Line of Credit as of March 31, 2008.

8. Warrant Liability

In connection with its October 2006 financing, the Company issued approximately 1,450,000 warrants to purchase its common stock. Under EITF 00-19, to qualify as permanent equity, an equity derivative must permit the issuer to settle in unregistered shares. Under securities law, if the warrants were issued in connection with a public offering and have a cash settlement feature at the holder’s option, a company does not have the ability to settle in unregistered shares. Therefore, the warrants cannot be classified as permanent equity and are instead classified as a liability. The warrants that the Company issued as part of its equity financing in October 2006 meet this criteria, and have been recorded as a liability in the accompanying balance sheet. The fair value of the warrants was determined as of October 18, 2006, and the Company recorded a liability relating to the issuance of the warrants of approximately $4.5 million. Equity derivatives not qualifying for permanent equity accounting are recorded at fair value on the measurement date, and are remeasured at each reporting date until the warrants are exercised or have expired. Changes in the fair value of the warrants are reported in the statement of operations as income or expense. At March 31, 2008, the fair value of the warrants decreased to approximately $2.6 million from approximately $4.2 million as of December 31, 2007. As a result of this decrease, the Company recorded approximately $1.6 million in income in the statement of operations for the three months ended March 31, 2008. At March 31, 2007, the fair value of the warrants had increased to approximately $6.1 million from approximately $4.4 million as of December 31, 2006. As a result of this increase, the Company recorded approximately $1.7 million in expense in the statement of operations for the three months ended March 31, 2007.

The fair value of the warrants were calculated using the Black-Scholes option- pricing model with the following assumptions at the respective measurement dates:

	March 31,	December 31,	March 31,	December 31,
	2008	2007	2007	2006
Dividend yield	0%	0%	0%	0%
Expected volatility	75.00%	80.00%	90.00%	90.00%
Risk-free interest rate	2.13%	3.45%	4.54%	4.70%
Expected life (years)	4.05	4.30	5.05	5.30
Stock Price	$3.65	$4.77	$5.69	$4.26
Exercise Price	$5.14	$5.14	$5.14	$5.14

9. Commitments and Contingencies

DARA License Agreement with BMS

Under the terms of the DARA License Agreement, in lieu of an up-front cash payment, the Company is providing BMS a set of compound libraries, over a period of approximately three years following the execution of the agreement. As of March 31, 2008, the Company had approximately $1.0 million of deferred revenue related to compound libraries that the Company will provide after March 31, 2008. In the event the Company fails to deliver the aforementioned compound libraries to BMS, the Company would be required to make cash payments on a pro rata basis of up to approximately $0.9 million.

In addition, the Company will pay BMS milestone payments upon the achievement of successive clinical and regulatory events in the United States and certain other jurisdictions, and royalties on sales of products, if any, resulting from the DARA program.

SARM License Agreement with BMS

In consideration for the licenses to the SARM program, in October 2007, the Company also entered into the Discovery Collaboration Agreement with BMS. The Discovery Collaboration Agreement provides that the Company will apply a portion of its medicinal chemistry resources to a BMS discovery program that is unrelated to the SARM program for up to three years. The Company recorded deferred revenue of $9.2 million which approximates the fair value of the chemistry resources that the Company is to provide to BMS.  As of March 31, 2008, the Company had approximately $8.5 million of deferred revenue related to services that it is to provide under the Discovery Collaboration Agreement after March 31, 2008.

In addition, the Company will pay BMS milestone payments associated with submission and approval of a therapeutic product for marketing and a stepped royalty on net sales of therapeutic products, if any, resulting from the SARM program

Product Development and Commercialization Agreement with GSK

Under the GSK Agreement, the Company and GSK each have the right to terminate the GSK Agreement in its sole discretion under certain specified circumstances at any time during the term of the GSK Agreement. In addition, the Company and GSK each have the right to terminate the GSK Agreement under circumstances that are customary in these types of agreements. If the Company exercises its discretionary termination right at any time during the first five years of the term, under certain circumstances, it could be required to refund to GSK a portion of the $15.0 million it has received related to initial discovery activities to be conducted by the Company. The amount of any such refund will be calculated based upon when during the term of the GSK Agreement that termination occurs. However, there are no instances where the deferred revenue would be amortized below the amount that could be potentially refundable pursuant to the terms of the GSK Agreement. Further, should GSK exercise its discretionary termination rights, there are no provisions in the GSK Agreement that would require the Company to refund payments received relating to its performance of initial discovery activities under the GSK Agreement.

The Company’s role in the alliance is to (i) identify and (ii) advance molecules in chosen therapeutic programs to development stage and (iii) subject to certain provisions in the GSK Agreement, further develop the candidates to clinical  demonstration of efficacy in humans. As of March 31, 2008, the Company had approximately $12.9 million of deferred revenue related to services that are to be provided under the GSK Agreement by the Company after March 31, 2008.

Research and License Agreement with Wyeth

Under the Wyeth Agreement, the Company has received an up-front, non-refundable payment of $5.0 million and approximately $4.6 million in quarterly research funding since January 2007 to support the Company’s research efforts. As of March 31, 2008, the Company had approximately $3.7 million of deferred revenue related to services that the Company is to provide under the Wyeth Agreement after March 31, 2008.

Collaboration and License Agreement with Cephalon

Under the Cephalon Agreement, the Company received an up-front, non-refundable payment of $15.0 million in June 2006 to support the Company’s research efforts. The Company is principally responsible for performing medicinal chemistry research over the alliance term. As of March 31, 2008, the Company had approximately $5.8 million of deferred revenue related to services that are to be provided under the Cephalon Agreement by the Company after March 31, 2008.

Collaboration and License Agreement with Schering-Plough

Under the 2007 Schering-Plough Agreement, the Company has received $21.0 million (the $15.0 million up-front payment, $1.0 million for the transfer of rights to certain programs from the 2002 Collaboration, and $5.0 million in quarterly research funding) since February 2007 to support its research efforts. As of March 31, 2008, the Company had approximately $16.5 million of deferred revenue related to services it is to provide under the 2007 Schering-Plough Agreement after March 31, 2008.

In addition, if the Company exercises its discretionary termination right, under certain circumstances, the Company could be subject to a termination fee of $5.0 million. Whether or not the Company is subject to the termination fee is based upon when during the term of the 2007 Schering-Plough Agreement the Company exercise its discretionary termination right.

However, until such time as the Company is no longer subject to the termination fee, there will be no instances where the deferred revenue associated with the 2007 Schering-Plough Agreement would be amortized below $5.0 million.

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

Product Manufacturing Contracts

The Company has entered into contracts with third parties related to the manufacturing of materials that are to be used in connection with the Company’s clinical trials for PS433540. The termination provisions for these contracts are such that, as of March 31, 2008, the Company had aggregate commitments thereunder totaling approximately $4.0 million, which are expected to be fulfilled during the year ended December 31, 2008.

10. Related Party Transactions

A member of Pharmacopeia’s board of directors currently serves as the Chairman and Chief Executive Officer of Cephalon. In June 2006, the Company received an up-front non-refundable $15.0 million payment to support the Company’s research efforts under the Cephalon Agreement. The Company recognized revenue of approximately $1.3 million, or 20% of net revenue, relating to this alliance during each three month period ended March 31, 2008 and 2007.

A member of Pharmacopeia’s clinical advisory board also is affiliated with a contract research organization (CRO) that the Company has contracted with to conduct one of its clinical trials. For the three months ended March 31, 2008, the Company incurred expense of approximately $0.8 million related to the clinical trial this CRO is conducting. There was no such expense for the three months ended March 31, 2007.

11. Subsequent Events

On April 10, 2008, the Company announced that Leslie J. Browne, Ph.D., its former President, Chief Executive Officer, and member of its Board of Directors has resigned, effective April 9, 2008. The Company also announced that the Company’s Chairman of its Board of Directors, Joseph A. Mollica, Ph.D. will serve as Interim President and Chief Executive Officer until a permanent successor is appointed.

In connection with a separation agreement between the Company and Dr. Browne, the Company expects to record a charge of approximately $0.9 million in the three months ending June 30, 2008.

On April 30, 2008, at the 2008 annual meeting of stockholders of the Company, the stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 50,000,000 to 100,000,000.  Also on April 30, 2008, the Board of Directors of the Company approved an increase in the number of shares designated as Series A Junior Participating Preferred Stock of the Company from 5,000 to 10,000.

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

•                  our plans to develop PS433540, a Phase 2 product candidate from our DARA program, and our existing and proposed Phase 2 and Phase 1 clinical studies with respect to PS433540, including timing and expected outcomes of such studies;

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

•                  our ability to successfully perform under our agreements with Bristol-Myers Squibb Company, GlaxoSmithKline, Wyeth, Cephalon and Schering-Plough;

•                  our ability to build our pipeline of novel drug candidates through our own internally-funded drug discovery and development programs, third party collaborations, in-licensing and acquisitions;

•                  the expiration of the initial research terms of our alliances with Cephalon and Wyeth in May and December 2009, respectively;

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

In some cases, you can identify forward-looking statements by terminology, such as “goals,” or “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or the negative of such terms or other similar expressions. You are urged not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, unknown risks, uncertainties or other factors.  Factors that could cause or contribute to differences in results and outcomes from those in our forward-looking statements include, without limitation, those discussed elsewhere in this Report in Part II, Item 1A “Risk Factors” and in this Part I, Item 2, as well as those discussed in our other Securities and Exchange Commission (SEC) filings.

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

The Company

Overview

We are a clinical development stage biopharmaceutical company dedicated to discovering and developing novel small molecule therapeutics to address significant medical needs. Our strategy is to retain product candidates at least to clinical validation, and to continue development on our own to New Drug Application (NDA) filing and commercialization for selected indications. We have a broad portfolio of clinical and preclinical candidates under development internally or by partners.

PS433540, our lead product candidate we are developing internally, is in Phase 2 clinical development. PS433540 is a Dual-Acting angiotensin and endothelin Receptor Antagonist (DARA) that we in-licensed from Bristol-Myers Squibb Company (BMS) and that is being developed as a potential treatment for cardiovascular and renal diseases, including hypertension and diabetic nephropathy. Our license agreement with BMS provides us with an exclusive license under certain BMS patents with respect to worldwide development and commercialization of PS433540, as well as certain other compounds discovered by BMS that possess DARA activity. There is considerable preclinical and initial clinical data suggesting that simultaneously blocking the actions of both angiotensin and endothelin by co-administration, compared to either agent alone, may provide significantly improved treatment options for several cardiovascular diseases. In September 2007, we announced the initiation of a Phase 2a clinical trial of PS433540 in subjects with Stage I and Stage II hypertension. We expect results from the trial in the second quarter of 2008. In March 2008, we initiated a Phase 2b clinical trial designed to further evaluate safety and efficacy of PS433540 in subjects with Stage I and Stage II hypertension. We expect results from this trial by the end of 2008. The patient populations, if any, that PS433540 addresses will be determined based its safety and efficacy profile.

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

In February 2008, we announced the nomination of PS031291 as a preclinical development compound from our internal chemokine receptor CCR1 program. PS031291 is a potent and highly selective antagonist at the chemokine receptor CCR1, which has been implicated in playing a significant role in multiple inflammatory and autoimmune disease processes. We believe PS031291 may possess significant potential in the treatment of various inflammatory diseases including rheumatoid arthritis. We expect to initiate good laboratory practice (often referred to as GLP) toxicology studies on PS031291 in the second quarter of 2008.

We also have certain other agreements with leading pharmaceutical and biotechnology companies, including Schering-Plough, BMS and Celgene Corporation (Celgene), where we have completed our research activities and the partner is now responsible for the development of potential therapeutic products. Our collaborative research efforts with Schering Plough, BMS and Celgene have resulted in a portfolio that includes two partnered programs currently in Phase 2 clinical trials targeting chronic obstructive pulmonary disease (COPD) in the first instance and psoriasis, rheumatoid arthritis and atherosclerosis in the second instance, as well as four partnered programs in active Phase 1 clinical trials targeting oncology, inflammatory and respiratory diseases. Associated with these clinical development programs, we have received milestone payments from Schering-Plough, BMS and Celgene and, to the extent the compounds successfully progress through clinical development and registration, we will be entitled to receive additional milestone payments. We are also entitled to receive royalties on the commercial sale, if any, of drugs resulting from these collaborations. However, numerous additional studies are required to fully assess the potential of these clinical candidates before they reach the marketplace, and the results from preclinical studies and clinical studies conducted to date with these compounds are not necessarily indicative of the results that may be obtained in future clinical studies.

In addition to the compounds in clinical development, two other of our partnered programs are in preclinical development, the point at which compounds are tested for safety in animals and are subjected to other studies required prior to testing compounds in humans.

In addition to our proprietary research and development, we currently have collaborations under which we are actively performing research and development activities with leading pharmaceutical and biotechnology companies, including GlaxoSmithKline, Wyeth, Cephalon and Schering-Plough. While the nature of our collaborative relationships vary with each of these companies, we retain certain development and/or commercialization rights under the terms of each agreement.

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

Liquidity and Capital Resources

As of March 31, 2008, we had cash and cash equivalents of $61.5 million compared to cash, cash equivalents and marketable securities of $71.3 million at December 31, 2007, representing 77% and 79% of our total assets, respectively. We make investments in highly liquid investment-grade marketable securities, including corporate bonds, and United States government and agency securities. As of March 31, 2008, our investment portfolio included no auction rate securities.   In addition, as of March 31, 2008, we had deferred revenue of $48.5 million relating to research and development activities that are to be performed by us subsequent to March 31, 2008.

The following is a summary of selected cash flow information for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
Net loss	$(11,718)	$(10,004)
Adjustments for noncash operating items	(70)	2,851

Net cash operating loss	(11,788)	(7,153)
Net change in assets and liabilities	2,966	20,618

Net cash (used in) provided by operating activities	$(8,822)	$13,465

Net cash provided by investing activities	$39,910	$1,567

Net cash provided by financing activities	$191	$517

Net cash (used in) provided by operating activities

Net cash used in operating activities for the three months ended March 31, 2008 was primarily due to cash used to fund both our proprietary internal drug research and development efforts, including our Phase 2 and Phase 1 clinical trials for PS433540, and the fulfillment of our research and development performance obligations under our collaborations, offset by the receipt of a $5.0 million payment received in March 2008 relating to additional research funding under the GSK Agreement.  Absent the receipt of the $5.0 million from GSK, our net cash used in operating activities would have been approximately $13.8 million.

Net cash provided by operating activities for the three months ended March 31, 2007 resulted primarily from the receipt of a $5.0 million upfront non-refundable payment received in January 2007 relating to the Wyeth Agreement and a $15.0 million upfront non-refundable payment received in March 2007 relating to the 2007 Schering-Plough Agreement, offset by cash used to fund both our proprietary internal drug research and development efforts, including our Phase 1 clinical trials for PS433540, and the fulfillment of our research and development performance obligations under our collaborations. Absent the receipt of the $20.0 million from Wyeth and Schering-Plough, our net cash used in operating activities would have been approximately $6.5 million.

Net cash provided by investing activities

Net cash provided by investing activities for the three months ended March 31, 2008 related primarily to the maturity of marketable securities offset by capital expenditures related to the expansion of our facilities and capital expenditures for research and development and information technology equipment and software.

Net cash provided by investing activities for the year ended March 31, 2007 related primarily to the net sales and maturities of marketable securities, partially offset by capital expenditures for research and development and information technology equipment and software.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2008 consisted primarily of proceeds, net of repayments, of approximately $0.2 million received from loans originated under our Line of Credit.

Net cash provided by financing activities for the three months ended March 31, 2007 consisted primarily of proceeds from the issuance of common stock in connection with exercises of stock options.

Liquidity and Capital Resources Outlook

As of March 31, 2008, we had cash and cash equivalents of approximately $61.5 million. In addition, as of March 31, 2008, we had deferred revenue of approximately $48.5 million relating to research and development activities that are to be performed by us subsequent to March 31, 2008. Our cash used in operating activities for the three months ended March 31, 2008 was approximately $8.8 million, which included $5.0 million in research funding we received from GSK. Excluding this receipt, our cash used in operating activities would have been approximately $13.8 million. We expect that our research and development expenditures will continue to increase in the future as we increase our internal drug research and development efforts. Clinical and preclinical development of drug candidates is a long, expensive and uncertain process that requires us to raise funds from time to time to support our internal development programs. We expect to raise funds from one or a combination of approaches, which could include public and/or private financing, sale and/or partnering of one or more of our internal programs, and partnering of our internal drug discovery capabilities.

Conducting our own drug research and development is a key component of our business model. We are currently conducting Phase 2 and Phase 1 clinical trials for PS433540, our lead product candidate from our DARA program that we are developing internally. In September 2007, we announced the initiation of a Phase 2a clinical trial of PS433540 in subjects with Stage I and Stage II hypertension. In March 2008, we initiated a Phase 2b clinical trial designed to further evaluate safety and efficacy of PS433540 in subjects with Stage I and Stage II hypertension. Conducting these Phase 2 clinical trials, in addition to other Phase 1 clinical trials that will need to be conducted, will significantly increase our proprietary research and development costs.

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

As part of our collaborative agreements with GSK, Wyeth, Cephalon and Schering-Plough, we have received up-front cash payments. In connection with these agreements and the Discovery Collaboration Agreement with BMS, we are obligated to perform significant research and development activities over multiple years and as such, expect to incur significant costs performing such activities. The following table provides the expiration of the initial research term during which these research and development activities are to be provided, as well as the deferred revenue currently recorded for each agreement as of March 31, 2008:

Collaborative Agreement	Expiration of Initial Research Term	Deferred Revenue as of March 31, 2008

2007 Schering-Plough Agreement	February 2012	$16,543
GSK Agreement	March 2011	12,944
BMS Discovery Collaboration Agreement	December 2010	8,456
Cephalon Agreement	May 2009	5,833
Wyeth Agreement	December 2009	3,697
Other	March 2009(1)	1,060
		$48,533

(1) March 2009 represents the latest expiration of agreements in this category.

Since February 2007, under the 2007 Schering-Plough Agreement, we have received $21.0 million (a $15.0 million up-front payment, $1.0 million for the transfer of rights to certain programs from the 2002 Collaboration, and $5.0 million in quarterly research funding). We may receive up to an additional $15.0 million of research and development funding over the remaining portion of the five-year research term, which began in February 2007.

Since January 2007, we have received approximately $9.6 million in connection with our research and license agreement with Wyeth (a $5.0 million up-front payment and approximately $4.6 million in quarterly research funding). We may receive an additional $4.7 million of research and development funding over the remaining portion of the three-year research term, which began in January 2007.

As of March 31, 2008, we had borrowings associated with our Line of Credit of approximately $4.3 million, which have repayment terms ranging from 36 to 48 months, including approximately $1.3 million that is classified as current. We also had approximately $0.3 million available for borrowings under our Line of Credit as of March 31, 2008.

We anticipate that our capital resources will be adequate to fund our operations at their current levels at least through March 31, 2009. However, there can be no assurance that changes will not occur that would consume available capital resources before then.

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

Results of Operations

This section should be read in conjunction with the discussion above under “Liquidity and Capital Resources.”

Three Months Ended March 31, 2008 and 2007

Our net revenue decreased 2% to $6.2 million in the three months ended March 31, 2008 compared to $6.3 million in the three months ended March 31, 2007. Net revenue consists of revenue recorded in connection with research and development efforts we perform under our various collaborative agreements, as well as our earning of milestones, success fees and license revenue if and as our research and development progress through our collaborators’ development processes. Net revenue for the three months ended March 31, 2008 and 2007 is summarized as follows:

	For the three months ended March 31,
	2008	2007

Collaborative research revenue	$6,124	$4,199
Milestones, success fees and license revenue	80	2,150
	$6,204	$6,349

Revenue recognized from our collaborative relationships for the three months ended March 31, 2008 and 2007, respectively was as follows:

	For the three months ended March 31,
	2008	% of Total Revenue	2007	% of Total Revenue	Change

Schering-Plough(1)	$1,484	24%	$2,279	36%	$(795)
Cephalon	1,250	20%	1,250	20%	—
Wyeth	1,197	19%	1,167	18%	30
GSK	1,123	18%	238	4%	885
BMS	1,047	17%	—	0%	1,047
Biovitrum(2)	—	0%	1,000	16%	(1,000)
Other	103	2%	415	6%	(312)
Total Revenue	$6,204	100%	$6,349	100%	$(145)

(1)

Revenue from our collaborations with Schering-Plough includes net revenue of approximately $1.5 million recognized under the 2007 Schering-Plough Agreement during the three months ended March 31, 2008. During the three months ended March 31, 2007, revenue from our collaborations with Schering-Plough consisted of net revenue of approximately $0.5 million recognized under our 2002 Collaboration and net revenue of approximately $1.8 million, including $1.0 million in milestone revenue, recognized under those collaborations with Schering-Plough under which our research activities have ceased.

(2)	Revenue from our Biovitrum collaborations included $1.0 million in milestone revenue for the three months ended March 31, 2007.

The decrease in collaborative research revenue in the three months ended March 31, 2008 was largely due to lower milestone revenue from Schering-Plough and Biovitrum offset by increased research revenue from our agreements with Schering-Plough, GSK, and BMS.

Collaborative research and development expense includes the labor, material, equipment and allocated facilities cost of our scientific staff that is working on collaborative partnerships. Collaborative research and development expenses increased 51% to $7.9 million in the three months ended March 31, 2008 compared to $5.2 million in the three months ended March 31, 2007. This increase primarily related to an increase in resources allocated to our alliances with GSK, Wyeth and Schering-Plough, specifically under our 2007 Schering-Plough Agreement, and resources allocated to our Discovery Collaboration Agreement with BMS. This increase was offset by decreased resources allocated to those collaborations with Schering-Plough under which we completed our research activities in April 2007. Share-based compensation costs for the three months ended March 31, 2008 and 2007 were approximately $196 thousand and $125 thousand, respectively.

Proprietary research and development expense includes research and development acquisition costs, clinical trial and preclinical study costs, and labor, material, equipment and allocated facilities cost of scientific staff working on self-funded internal drug discovery and development programs. Our most advanced internal program is our DARA program. The most advanced compound in our DARA program is our lead product candidate PS433540, which is in Phase 2 clinical trials. We licensed our DARA program from BMS in March 2006. In addition, we in-licensed our SARM program from BMS in October 2007. The most advanced compound in our SARM program is our product candidate PS178990, which is in Phase 1 clinical development. Proprietary research and development expenses increased 18% to $8.8 million in the three months ended March 31, 2008 compared to $7.4 million in the three months ended March 31, 2007. This increase was primarily attributable to costs relating to clinical trials for PS433540 offset by decreased costs expended on our CCR1 program. Share-based compensation costs for the three months ended March 31, 2008 and 2007 were approximately $78 thousand and $73 thousand, respectively. Because of the speculative nature of these internal drug discovery and development projects, it is not possible to estimate completion dates or costs of completion. Additionally, from time to time, certain staff and other research and development resources may be temporarily redirected from one project to another, which redirection may also delay or impact the cost of internal drug discovery and development projects.

General and administrative expense increased by 26% to $3.4 million in the three months ended March 31, 2008 compared to $2.7 million in the three months ended March 31, 2007. The increase in general and administrative expense was attributable to increased compensation, consulting and patent prosecution costs during the three months ended March 31, 2008. Share-based compensation costs for the three months ended March 31, 2008 and 2007 were approximately $360 thousand and $292 thousand, respectively.

Interest and other income, net decreased to $643 thousand in the three months ended March 31, 2008 compared to $696 thousand in the three months ended March 31, 2007. This decrease was primarily due to lower yields on our cash, cash equivalents, and marketable securities balances during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. These lower yields were offset by higher cash, cash equivalents and marketable securities balances during the three months ended March 31, 2008.

Interest expense of approximately $100 thousand was incurred in the three months ended March 31, 2008, and related to our borrowings under our line of credit during the period. During the corresponding period in 2007, we did not have any borrowings under our credit facility.

Non-operating income associated with the decrease in warrant liability was $1.6 million for the three months ended March 31, 2008. This decrease represents the change in the fair value of the warrants that were issued in connection with our equity financing in October 2006, from December 31, 2007 to March 31, 2008.  For the three months ended March 31, 2007 non-operating expense associated with the increase in warrant liability totaled approximately $1.7 million.  This increase represents the change in the fair value of the warrants that were issued in connection with our equity financing in October 2006, from December 31, 2006 to March 31, 2007. The fair value of the warrants was determined using the Black-Scholes option-pricing model and is remeasured at each reporting period.

We recorded no income tax provision for the three months ended March 31, 2008 and 2007.

As a result of the net revenues and expenses described above, we generated a net loss of $11.7 million ($0.40 per basic and diluted share) in the three months ended March 31, 2008, compared to a net loss of $10.0 million ($0.50 per basic and diluted share) in the three months ended March 31, 2007.

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

The amount of our net loss is highly dependent on the continued funding and success of our research and development programs with our existing collaborators.  The initial research terms of our alliances with Cephalon and Wyeth are scheduled to end in

June and December 2009, respectively.  Cephalon and Wyeth represented 20% and 19%, respectively, of our total revenue during the three months ended March 31, 2008.  We expect to record revenue from these alliances through the end of the initial research terms, at which time our research activities under these alliances could cease.  We are uncertain whether we will seek to extend or replace these alliances.  Failure to earn additional research and milestone payments under our current alliances and alliances we may seek to enter into after the end of these initial research terms would have a material adverse effect on our financial condition and our results of operations.  If we fail to earn adequate additional research and milestone payments, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

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

Revenue earned related to up-front product and technology license fees is recognized in accordance with SAB 104 issued by the SEC and EITF 00-21 issued by the FASB. Accordingly, amounts received under multiple-element arrangements requiring ongoing services or performance by us are recognized over the period of such services or performance.

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

Share-based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under SFAS 123R, we use the Black-Scholes option pricing model to estimate the fair value of the share-based awards as of the grant date. The Black-Scholes model, by its design, is highly complex and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of judgment are the estimated lives of the share-based awards and the estimated volatility of our stock price. The Black-Scholes model is sensitive to changes in these two data inputs. Beginning in fiscal year 2006, we calculated the estimated life of stock options granted using a “simplified”

method, which is based on the average of the vesting term and the actual term of the option, as a result of guidance from the SEC as contained in SAB 107 permitting the initial use of this method through 2007. In December 2007, the SEC issued SAB 110, which is effective January 1, 2008, expressing the expectation that companies should be employing information from internal or external sources about employee stock option exercise behavior when developing estimates of expected term as they relate to stock option valuations. SAB 110 states that the SEC will continue to accept the use of the “simplified” method, under certain circumstances, beyond December 31, 2007. We evaluated the exercise behavior of our employees for stock options granted since our spin-off from Accelrys, Inc. in April 2004 and determined that the exercise history was an inadequate measure of the expected term of our stock options. Therefore, we have continued our use of the simplified method as prescribed in SAB 107. Expected stock price volatility is typically based on the daily historical trading data from an appropriate point in time through the last day of the applicable period. Because our historical trading data only dates back to May 3, 2004, the first trading date after our spin-off from Accelrys, Inc., we have estimated expected volatility for the first quarter of 2008 using an analysis of the stock price volatility of companies comparable to ours in our industry.

Warrant Liability

We follow EITF 00-19 in accounting for our warrants which provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. Under EITF 00-19, to qualify as permanent equity, the equity derivative must permit us to settle in unregistered shares. Under securities law, if the warrants were issued in connection with a public offering and have a cash settlement feature at the holder’s option, we do not have the ability to settle in unregistered shares. Therefore, the warrants cannot be classified as permanent equity and are instead classified as a liability. The approximately 1,450,000 warrants that we issued as part of our equity financing in October 2006 meet this criteria, and have been recorded as a liability in the accompanying balance sheets. Other warrants we had previously issued qualify as permanent equity and do not require remeasurement.

We record our warrant liabilities at fair value using a Black-Scholes option- pricing model and remeasure at each reporting date until the warrants are exercised or have expired. Changes in the fair value of the warrants are reported in the statements of operations as income or expense. The fair value of the warrants could be subject to significant fluctuation based on changes in our stock price, expected volatility, expected life, the risk-free interest rate and dividend yield. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of the warrants issued in October 2006.

Long-Lived Assets

We review long-lived assets, including leasehold improvements, property and equipment, and acquired technology rights, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This requires us to estimate future cash flows related to these assets. Actual results could differ from these estimates, which may affect the carrying amount of assets and the actual amortization expense. As of March 31, 2008, we had long-lived assets with a net book value of approximately $15.0 million.

Accounting for Uncertain Tax Positions

We have adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FAS Statement No. 109” (FIN 48). FIN 48 applies to all uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” and is intended to result in increased relevance and comparability in financial reporting of income taxes and to provide more information about the uncertainty in income tax assets and liabilities. We will recognize potential interest and penalties related to income tax positions as a component of the benefit or provision for income taxes on the consolidated statements of operations in any future periods in which we must record a liability. Because we have not recorded a liability at December 31, 2007, there is no impact to our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.

New Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The statement defines fair value as the exit price that would be received to sell an asset or paid to transfer a liability.   Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability.  The statement establishes a three-level hierarchy to prioritize the inputs used in measuring fair value.  The levels are described in the table below with Level 1 having the highest priority and Level 3 having the lowest.

In February 2008, the FASB issued FASB Staff Position (FSP) 157-b which delayed the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of Statement 157 under the provisions of FSP 157-b and, effective January 1, 2008, the Company adopted SFAS 157 for those assets and liabilities that are remeasured at fair value on a recurring basis. Our partial adoption of SFAS 157 did not have a material effect on our consolidated financial statements as of and for the three months ended March 31, 2008.

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008.

		Basis of Fair Value Measurements
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	March 31, 2008	Level 1	Level 2	Level 3
Assets
Deferred compensation plan assets	$1,918	$1,918	$—	$—

Total assets measured at fair value	1,918	1,918	—	—

Percentage of total assets	2%	2%	—	—

Liabilities
Warrant liability	$2,599	$—	$2,599	$—
Deferred compensation plan liabilities	1,918	1,918	—	—

Total liabilities measured at fair value	$4,517	$1,918	$2,599	$—

Percentage of total liabilities	7%	3%	4%	—

As noted above, the fair value of the deferred compensation plan assets and liabilities are determined using quoted market prices in active markets. The fair value of the warrant liability is determined using the Black-Scholes option-pricing model, which uses certain significant observable inputs, including stock price (quoted market prices in active market), warrant exercise price (defined in warrant agreement), expected life of warrant (defined in warrant agreement), dividend yields (determined by us), and risk-free interest rate (quoted market prices based on expected life assumption). The only input in the Black-Scholes option-pricing model that is not readily observable is the expected stock price volatility. Because our historical trading data only dates back to May 3, 2004, the first trading date after our spin-off from Accelrys, we estimate our expected volatility using an analysis of the stock price volatility of comparable companies in our industry. The fair value of the warrant liability is subject to significant fluctuations and has ranged from approximately $2.6 million as of March 31, 2008 to approximately $6.1 million as of March 31, 2007. These fluctuations have primarily resulted from fluctuations in the market price of our common stock, which ranged from $3.65 per share to $5.72 per share at our quarterly remeasurement dates since March 31, 2007. Changes in the warrant liability are recorded in the statement of operations as income (decreases) or expense (increases).

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits reporting entities to choose to measure eligible financial assets or liabilities, which include marketable securities available-for-sale and equity method investments, at fair value at specified election dates, or according to a pre-existing policy for specific types of eligible items. Unrealized gains and losses for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Our adoption of SFAS 159, which was effective January 1, 2008, did not have a material impact on our consolidated financial statements as of and for the three months ended March 31, 2008.

Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities

In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007. Our adoption of EITF 07-3, which was effective January 1, 2008, did not have a material effect on our consolidated financial statements as of and for the three months ended March 31, 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our international revenue is generally denominated in United States Dollars, and is, therefore, not exposed to changes in foreign currency exchange rates. Additionally, certain of our preclinical and clinical development expenses are denominated in foreign currencies. We believe that the foreign currency risk arising from these expenses is minimal to these financial instruments.

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly make investments in overnight repurchase agreements that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio since we have minimal debt. We ensure the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have materially affected the fair value of our interest sensitive financial instruments at March 31, 2008.

Item 4. Controls and Procedures

For the three months ended March 31, 2008, our management carried out an evaluation, under the supervision and with the participation of our Interim President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer (our principal financial officer and chief accounting officer), of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, our Interim President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that as of March 31, 2008, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our management, including our Interim President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, cannot provide assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Additionally, our Interim President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer determined that there were no changes in our internal control over financial reporting during the three month period ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any legal proceedings the negative outcome of which would have a material adverse effect on our business, financial condition or results of operations.

Item 1A.            Risk Factors

Our performance and financial results are subject to risks and uncertainties, including, but not limited to, the specific risks disclosed in Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007. Except as noted below, there have been no material changes to the risk factors disclosed in the Form 10-K.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

If we consume cash more quickly than expected, and if we are unable to raise additional capital, we may be forced to curtail operations.

As of March 31, 2008, we had cash and cash equivalents of approximately $61.5 million. In addition, as of March 31, 2008, we had deferred revenue of approximately $48.5 million relating to research and development activities that are to be performed by us subsequent to March 31, 2008. Our cash used in operating activities for the quarter ended March 31, 2008 was approximately $8.8 million, which included $5.0 million in research finding we received from GSK.  Absent the receipt of the $5.0 million from GSK our net cash used in operating activities would have been approximately $13.8 million.  As the clinical programs we are developing progress, we expect this amount to increase in the future. Clinical and preclinical development of drug candidates is a long, expensive and uncertain process that requires us to raise funds from time to time to support our internal development programs. We expect to raise funds from one or a combination of approaches, which could include public and/or private financing, sale and/or partnering of one or more of our internal programs, and partnering of our internal drug discovery capabilities.  Capital could be raised through public or private financings involving debt or common stock or other classes of our equity. Additional issuances of equity securities will further dilute our stockholders’ percentage ownership.

We believe that our capital resources will be adequate to fund our operations at their current levels at least through March 31, 2009. However, changes may occur that would cause us to consume available capital resources before that time. Examples of relevant potential changes that could impact our capital resources include:

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

•

cash payments we may be required to make to Schering-Plough relating to a termination fee if, prior to August 2010, we exercise our discretionary termination right under the 2007 Schering-Plough Agreement;

•	cash payments we may be required to make to BMS if we fail to deliver certain compound libraries under the DARA License Agreement;

•	competing technological and market developments; and

•	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, and the outcome of related litigation.

Failure to earn additional research and milestone payments under our existing alliances and alliances we may seek to enter into after the end of the initial research terms of our alliances with Cephalon and Wyeth would have a material adverse effect on our business as it is currently conducted, our financial condition and our results of operations.  If we fail to earn adequate additional research and milestone payments, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

As of May 2, 2008, there were approximately 4,754,000 stock options outstanding granted under our various equity compensation plans and approximately 1,626,000 warrants outstanding, which includes approximately 176,000 warrants issued in connection with the GSK Agreement and approximately 1,450,000 warrants issued in connection with our October 2006 financing transaction. These equity instruments represent approximately 21% of our shares outstanding at May 2, 2008. The significant dilution represented by our outstanding warrants and equity compensation awards may make it more difficult for us to raise additional capital.

Additional capital may not be available on favorable terms, or at all. We may curtail operations, perhaps significantly.  If adequate funds are not available, we may obtain funds by entering into arrangements with partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

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

As developed by other companies, ERAs have been teratogenic in animals. If approved for marketing, we assume that PS433450 will be subject to a black box warning regarding teratogenicity and therefore may not be able to compete with other products that do not have a similar warning.

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

Testosterone and other anabolic steroids may cause serious unwanted side effects, including liver toxicity, stimulation of prostate cancer growth in men and masculinization in women. Approval of PS178990 may be delayed or ultimately blocked by such concerns. If the results of any of our PS178990 clinical trials indicate such stimulation of prostate cancer growth, we may not receive regulatory approval to market the product candidate and our product candidate, if approved for marketing, may not be able to compete with other products.

We had net losses in recent years and our future profitability is uncertain.

During the quarter ended March 31, 2008, we had a net loss of approximately $11.7 million. In addition, during the year ended December 31, 2007, we had a net loss of approximately $47.9 million. The net losses for these periods was primarily due to costs incurred in our internal product development efforts, including the costs of developing PS433540, which is currently in Phase 2 clinical trials, and the research and development of our other internal programs. The net loss for the year ended December 31, 2007 also included a non-cash charge of $9.2 million to proprietary research and development expense related to the acquisition of our SARM program,.

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

Failure to attract and retain skilled personnel, including a permanent chief executive officer, could materially and adversely affect us.

We are a small company, and our success depends in part on the continued service of key management and scientific personnel and our ability to identify, hire and retain additional personnel.  Our former president and chief executive officer resigned effective April 9, 2008.  We are currently engaged in a search for his successor, and the Chairman of our Board of Directors is serving as our Interim President and Chief Executive Officer while we undertake that search.  Failure to identify and hire a permanent successor to our former president and chief executive officer could have a material adverse effect on our business, financial condition and results of operations.

There is intense competition for qualified personnel.  Immigration laws may further restrict our ability to attract or hire qualified personnel. We may not be able to continue to attract and retain the personnel necessary for our growth and development. Further, we are highly dependent on the principal members of our scientific and management staff. One or more of these key employees could leave our employ within the foreseeable future and the loss of any of these people could have a material adverse effect on our business, financial condition and results of operations. We do not, and do not intend to, maintain key person life insurance on the life of any employee.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

On May 8, 2008, the Company entered into a Separation Agreement and General Release with its former President and Chief Executive Officer, Leslie J. Browne, Ph.D.  In connection with the separation agreement, the Company expects to record a charge in the three months ending June 30, 2008 of approximately $0.9 million. Under the terms of the separation agreement, Dr. Browne’s employment with the Company terminated as of the close of business on April 9, 2008.  The separation agreement provides that Dr. Browne will be entitled to (1) a lump sum separation payment of $810,261, (2) a lump sum bonus payment of $67,479 and (3) continuation of group medical and dental coverage until twenty-four months following the separation date.  The Company is required to make the lump sum separation payments within thirty days of May 8, 2008.  The separation agreement includes a release of claims by Dr. Browne and a covenant not to sue by Dr. Browne.  For a two year period after the separation date, the separation agreement restricts the ability of Dr. Browne to compete with the Company, cause any person to not do business with the Company or solicit for employment a current employee or consultant of the Company.

Item 6.    Exhibits

Exhibits.

10.1	Separation Agreement and General Release, dated May 8, 2008, between Pharmacopeia, Inc. and Leslie Johnston Browne, Ph.D. (1)(2)

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

PHARMACOPEIA, INC.

Date: May 8, 2008	By:	/s/ Joseph A. Mollica, Ph.D.
Joseph A. Mollica, Ph.D.
Chairman of the Board and Interim President and Chief Executive Officer

(Principal Executive Officer)

	By:	/s/ Brian M. Posner
Brian M. Posner
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and Chief Accounting Officer)

PHARMACOPEIA, INC.

INDEX TO EXHIBITS

Exhibits.

10.1	Separation Agreement and General Release, dated May 8, 2008, between Pharmacopeia, Inc. and Leslie Johnston Browne, Ph.D. (1)(2)

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