Form 10-Q
period 2008-06-30
PHARMACOPEIA INC
filed 2008-07-31
CIK 1273013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐   Accelerated filer   ☒   Non-accelerated filer  ☐   Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 28, 2008
Common Stock, $0.01 par value	29,745,100

PHARMACOPEIA, INC.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Pharmacopeia, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$30,955	$30,186
Marketable securities	13,485	41,129
Accounts receivable, net	1,000	—
Prepaid expenses and other current assets	1,396	2,026
Total current assets	46,836	73,341

Property and equipment, net	14,860	14,840
Deferred compensation plan assets	1,838	2,073
Other assets	144	144
Total assets	$63,678	$90,398

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,506	$2,871
Accrued and other liabilities	8,440	6,928
Deferred revenue, current portion	21,042	22,398
Notes payable, current portion	1,228	1,069
Warrant liability	2,744	4,205
Total current liabilities	35,960	37,471

Deferred revenue, long-term	25,192	24,769
Deferred compensation plan liabilities	1,838	2,073
Notes payable, long-term	2,749	3,001
Other liabilities, long-term	348	—

Commitments and contingencies

Stockholders’ (deficit) equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 29,710,100 and 29,630,931 shares issued and outstanding, respectively	297	296
Additional paid-in capital	123,608	121,785
Accumulated deficit	(126,314)	(98,997)
Total stockholders’ (deficit) equity	(2,409)	23,084
Total liabilities and stockholders’ (deficit) equity	$63,678	$90,398

See accompanying notes to these unaudited consolidated financial statements

Pharmacopeia, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenue
Net revenue	$5,882	$4,957	$12,086	$11,306

Operating Expenses
Collaborative research and development expense	7,215	5,685	15,135	10,922
Proprietary research and development expense	9,188	5,033	17,952	12,451
General and administrative expense	4,077	2,771	7,464	5,459
Restructuring expense	1,695	—	1,695	—
Total operating expenses	22,175	13,489	42,246	28,832
Operating loss	(16,293)	(8,532)	(30,160)	(17,526)
Other income	700	—	700	94
Interest income	244	942	887	1,544
Interest and other expense, net	(103)	(5)	(203)	(5)
(Increase) decrease in warrant liability	(145)	638	1,461	(1,068)
Loss before income taxes	(15,597)	(6,957)	(27,315)	(16,961)
Provision for (benefit from) income taxes	2	(52)	2	(52)
Net loss	$(15,599)	$(6,905)	$(27,317)	$(16,909)

Net loss per share:
- Basic and diluted	$(0.53)	$(0.26)	$(0.92)	$(0.63)

Weighted average number of common stock shares outstanding:
- Basic and diluted	29,688,920	26,336,997	29,688,000	26,716,303

See accompanying notes to these unaudited consolidated financial statements

Pharmacopeia, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Six Months
	Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,317)	$(16,909)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities Depreciation and amortization	1,414	1,073
Change in warrant liability	(1,461)	1,068
Contribution of stock to 401(k) Plan	292	235
Share-based compensation	1,524	1,048
Changes in assets and liabilities:
Accounts receivable	(1,000)	5,000
Prepaid expenses and other current assets	978	32
Accounts payable	(365)	908
Accrued and other liabilities	1,860	229
Deferred revenue	(933)	17,293
Net cash (used in) provided by operating activities	(25,008)	9,977
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,434)	(1,673)
Purchases of marketable securities	(13,454)	—
Proceeds from sale and maturities of marketable securities	40,750	2,020
Net cash provided by investing activities	25,862	347
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from registered equity offering, net	—	37,070
Proceeds from issuance of common stock related to compensation plans	8	630
Proceeds from borrowings under notes payable	416	553
Repayments under notes payable	(509)	(14)
Net cash (used in) provided by financing activities	(85)	38,239
Net increase in cash and equivalents	769	48,563
Cash and equivalents, beginning of period	30,186	43,099
Cash and equivalents, end of period	$30,955	$91,662

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

Pharmacopeia is a clinical development stage biopharmaceutical company dedicated to discovering and developing novel small molecule therapeutics to address significant medical needs. The Company’s strategy is to retain the rights to product candidates at least to clinical validation, and to continue development on its own to New Drug Application (NDA) filing and commercialization for selected indications. The Company has a broad portfolio of clinical and preclinical candidates under development internally or by partners.

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

Revenue Recognition

Contract revenue is generally recognized either (i) on a proportional performance basis for contracts specifying payment for services over a given period, or (ii) as services are performed under the agreement for contracts specifying payment on a full-time employee basis.

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

Share-based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004) “Share-Based Payments” (SFAS 123R), using the modified-prospective transition method. This statement, which is a revision to SFAS 123, supersedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) and amends SFAS No. 95, “Statement of Cash Flows.” Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Under SFAS 123R, the Company uses the Black-Scholes option-pricing model to estimate the fair value of the share-based awards as of the grant date. The Black-Scholes model, by its design, is highly complex and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of judgment are the estimated lives of the share-based awards and the estimated volatility of the Company’s stock price. The Black-Scholes model is sensitive to changes in these two data inputs. Beginning in fiscal year 2006, the Company calculated the estimated life of stock options granted using a “simplified” method, which is based on the average of the vesting term and the actual term of the option, as a result of guidance from the SEC as contained in SAB 107 permitting the initial use of this method through 2007. In December 2007, the SEC issued SAB 110, which became effective January 1, 2008, expressing the expectation that companies should be employing information from internal or external sources about employee stock option exercise behavior when developing estimates of expected term as they relate to stock option valuations. SAB 110 states that the SEC will continue to accept the use of the “simplified” method beyond December 31, 2007 under certain circumstances. The Company evaluated the exercise behavior of its employees for stock options granted since its spin-off from Accelrys in April 2004 and determined that the exercise history was an inadequate measure of the expected term of its stock options.  Therefore, the Company has continued its use of the simplified method as prescribed in SAB 107. Expected stock price volatility is typically based on the daily historical trading data from an appropriate point in time through the last day of the applicable period. Because the Company’s historical trading data only dates back to May 3, 2004, the first trading date after its spin-off from Accelrys, the Company has estimated expected volatility using an analysis of the stock price volatility of comparable companies in its industry.

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

Research and Development Expense

Collaborative research and development expense consists of the labor, material, equipment and allocated facilities cost of the Company’s scientific staff who are working pursuant to the Company’s collaborative agreements. From time to time, collaborative research and development expense includes costs related to research efforts in excess of those required under certain collaborative agreements. Management has the discretion to set the scope of such excess efforts and may increase or decrease the level of such efforts depending on the Company’s strategic priorities.

Proprietary research and development expense consists of intellectual property in-licensing costs, labor, materials, contracted services, and allocated facility costs that are incurred in connection with internally funded drug discovery and development programs.

All research and development costs are charged to operations as incurred.

Preclinical Study and Clinical Trial Accruals

Substantial portions of the Company’s preclinical studies and all of the Company’s clinical trials have been performed by third-party laboratories, contract research organizations, or other vendors (collectively CROs).  Some CROs bill monthly for services performed, while others bill based upon milestone achievement.  The Company accrues for each of the significant agreements it has with CROs on a monthly basis.  For preclinical studies, accruals are estimated based upon the percentage of work completed and the contract milestones achieved.  For clinical studies, accruals are estimated based upon a percentage of work completed, the number of patients enrolled and the duration of the study.  The Company monitors patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to it by the CROs, correspondence with the CROs and clinical site visits.  The Company’s estimates are dependent upon the timelines and accuracy of the data provided by its CROs regarding the status of each program and total program spending. The Company periodically evaluates its estimates to determine if adjustments are necessary or appropriate based on information it receives concerning changing circumstances, and conditions or events that may affect such estimates.  No material adjustments to preclinical study and clinical trial accrued expenses have been recognized to date.

Accounting for Uncertain Tax Positions

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FAS Statement No. 109” (FIN 48). FIN 48 applies to all uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” and is intended to result in increased relevance and comparability in financial reporting of income taxes and to provide more information about the uncertainty in income tax assets and liabilities. The Company will recognize potential interest and penalties related to income tax positions as a component of the benefit or provision for income taxes on the consolidated statements of operations in any future periods in which the Company must record a liability. Because the Company has not recorded such a liability at June 30, 2008, there is no impact to the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.

Concentrations of Risk

See Note 3 and Note 4 to the Unaudited Consolidated Financial Statements regarding Concentrations of Risk as they relate to the Company’s revenue concentrations.

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

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The statement defines fair value as the exit price that would be received to sell an asset or paid to transfer a liability.   Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability.  The statement establishes a three-level hierarchy to prioritize the inputs used in measuring fair value.  The levels are described in the table below with Level 1 having the highest priority and Level 3 having the lowest.

In February 2008, the FASB issued FASB Staff Position (FSP) 157-b which delayed the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected a partial deferral of Statement 157 under the provisions of FSP 157-b and, effective January 1, 2008, the Company adopted SFAS 157 for those assets and liabilities that are remeasured at fair value on a recurring basis. This partial adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2008.

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008:

		Basis of Fair Value Measurements
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	June 30, 2008	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$30,955	$30,955	$—	$—
Marketable securities	13,485	13,485	—	—
Deferred compensation plan assets	1,838	1,838	—	—

Total assets measured at fair value	$46,278	$46,278	$—	$—

Percentage of total assets	73%	73%	—	—

Liabilities
Warrant liability	$2,744	$—	$2,744	$—
Deferred compensation plan liabilities	1,838	—	1,838	—

Total liabilities measured at fair value	$4,582	$—	$4,582	$—

Percentage of total liabilities	7%	—	7%	—

As noted above, the fair value of the Company’s cash, cash equivalents, marketable securities, and deferred compensation plan assets are determined using quoted market prices in active markets. The fair value of the deferred compensation plan liabilities is based upon significant observable inputs such as the fair value of the underlying securities of the deferred compensation plan and the Company’s credit risk. The fair value of the warrant liability is determined using the Black-Scholes option-pricing model, which uses certain significant observable inputs, including stock price (quoted market prices in active market), warrant exercise price (defined in warrant agreement), expected life of warrant (defined in warrant agreement), dividend yields (determined by the Company), and risk-free interest rate (quoted market prices based on expected life assumption). The only input in the Black-Scholes option-pricing model that is not readily observable is the expected stock price volatility. Because the Company’s historical trading data only dates back to May 3, 2004, the first trading date after its spin-off from Accelrys, the Company estimates its expected volatility using an analysis of the stock price volatility of comparable companies in its industry. The fair value of the warrant liability is subject to significant fluctuations and has ranged from approximately $2.7 million as of June 30, 2008 to approximately $5.4 million as of June 30, 2007. These fluctuations have primarily resulted from fluctuations in the market price of the Company’s common stock, which ranged from $3.65 per share to $5.55 per share at the Company’s quarterly remeasurement dates since June 30, 2007. Changes in the warrant liability are recorded in the statement of operations as income (decreases) or expense (increases).

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits reporting entities to choose to measure eligible financial assets or liabilities, which include marketable securities available-for-sale and equity method investments, at fair value at specified election dates, or according to a pre-existing policy for specific types of eligible items. Unrealized gains and losses for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS 159, which was effective January 1, 2008, did not have any impact on its consolidated financial statements as of and for the six months ended June 30, 2008.

Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities

In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007. The Company’s adoption of EITF 07-3, which was effective January 1, 2008, did not have a material effect on its consolidated financial statements as of and for the six months ended June 30, 2008.

Business Combinations

In December 2007, the FASB issued SFAS No. 141R (SFAS 141R), “Business Combinations, a revision to SFAS No. 141, Business Combinations”.  SFAS 141R provides revised guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value.  The Statement also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination.  SFAS 141R is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for the Company).  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its consolidated financial statements.

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

Under the terms of the DARA License Agreement, in lieu of an up-front cash payment, the Company is providing BMS a set of compound libraries, over a period of approximately three years following the execution of the DARA License Agreement. In the event the Company fails to deliver such compound libraries to BMS, the Company would be required to make cash payments to BMS on a pro rata basis of up to $0.8 million as of June 30, 2008; however, the Company expects to complete its delivery of these compound libraries by the end of 2008.

In March 2006, the Company estimated that the fair value of the compound library services to be provided to BMS was approximately $2.0 million. In accordance with SFAS 2 “Accounting for Research and Development Costs,” the Company recorded a non-cash charge of $2.0 million to proprietary research and development expense related to the acquisition of the license to the DARA program during the year ended December 31, 2006. The Company also recorded deferred revenue of approximately $2.0 million during the year ended December 31, 2006, which represented the estimated fair value of the compound library services it is to provide to BMS under the DARA  License Agreement.  As of June 30, 2008, the Company had increased its estimate of the fair value of the compound library services it is providing to BMS to approximately $2.2 million.  The increase related to an increase in costs associated with providing such services.  Included in deferred revenue as of June 30, 2008 was approximately $1.0 million, all of which was classified as deferred revenue, current portion. During the three and six month periods ended June 30, 2008, the Company recognized approximately $151 thousand and $429 thousand, respectively, of revenue in connection with these compound library services.  During the three and six month periods ended June 30, 2007, the Company did not recognize any revenue in connection with these compound library services.

In 2007, the Company paid $3.0 million in milestone payments to BMS for the achievement of certain clinical and regulatory events, which was recorded as proprietary research and development expense during the year ended December 31, 2007. The Company is obligated to pay BMS additional milestone payments upon the achievement, if any, of further successive clinical and regulatory events in the United States and certain other jurisdictions, and royalties on sales of products, if any, resulting from the DARA program. BMS has a limited right of first negotiation in the event that the Company desires to license compounds that are the subject of the DARA License Agreement to a third party other than BMS.

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

The Company estimated that the fair value of the medicinal chemistry resources to be provided to BMS is approximately $9.2 million. In accordance with SFAS 2, the Company recorded a non-cash charge of $9.2 million to proprietary research and development expense related to the acquisition of the license to the SARM program during the year ended December 31, 2007. The Company also recorded deferred revenue of approximately $9.2 million during the year ended December 31, 2007, which represented the estimated fair value of the medicinal chemistry resources the Company is to provide to BMS under the Discovery Collaboration Agreement.  As of June 30, 2008, included in deferred revenue was approximately $7.7 million, of which $4.6 million was classified as long-term. For the three and six month periods months ended June 30, 2008, the Company recognized revenue of approximately $0.8 million, or 13% of net revenue, and approximately $1.5 million, or 13% of net revenue, respectively, in connection with the medicinal chemistry resources it provided to BMS.

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

The GSK Agreement provides GSK an exclusive option, exercisable at defined points during the development process for each program (up to the point of clinical demonstration of efficacy in humans), to license that program. Upon licensing a program, GSK is obligated to conduct preclinical development and/or clinical trials and commercialize pharmaceutical products, if any,  resulting from such licensed programs on a worldwide basis. In addition to the cash payments above, the Company is entitled to receive success-based milestone payments, starting in preclinical research, from

GSK for each drug development program under the alliance and the potential for double-digit royalties upon the successful commercialization by GSK of any product resulting therefrom.

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

Since the inception of the GSK Agreement, the Company has received $15.0 million in connection with initial discovery activities the Company is obligated to perform under the GSK Agreement, including $5.0 million it received in March 2008. The Company recorded deferred revenue of approximately $14.5 million associated with these payments, net of the fair value of the warrants described below. The Company has also earned non-refundable milestone payments totaling $2.5 million from GSK related to the identification of five lead compounds, including a $500 thousand payment invoiced in June 2008. These milestone payments were also recorded as deferred revenue due to the Company’s continuing performance obligations under the GSK Agreement. Included in deferred revenue as of June 30, 2008 was approximately $12.8 million, of which approximately $7.8 million was classified as long-term. The Company recognizes revenue on a proportional performance basis as it performs the required discovery activities in an amount from time to time less than or equal to the non-refundable portion of payments received in connection with the GSK Agreement. The Company’s revenue under the GSK Agreement accounted for approximately $1.1 million, or 19% of net revenue, and approximately $0.5 million, or 9% of net revenue, for the three months ended June 30, 2008 and 2007, respectively.  The Company’s revenue under the GSK Agreement accounted for approximately $2.3 million, or 19% of net revenue, and approximately $0.7 million, or 6% of net revenue, for the six months ended June 30, 2008 and 2007, respectively.  The initial research term of the GSK Agreement expires in March 2011.

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

The companies each have certain exclusive rights to develop and commercialize products resulting from the JAK3 program and the alliance. The Company retains the right to develop and commercialize therapeutic products for the treatment of dermatological and ocular diseases employing topical administration, and Wyeth has the right to develop human therapeutic products for all other indications and routes of delivery. Under the terms of the Wyeth Agreement, the Company has received an up-front non-refundable $5.0 million cash payment, and approximately $5.3 million in quarterly research funding. The Company may also receive an additional $3.9 million, over the remaining portion of the three-year research term that began in January 2007. In addition, the Company may receive up to $175.0 million if Wyeth achieves preclinical and clinical development and regulatory and commercialization milestones, as well as double-digit royalties on the net sales of any products commercialized by Wyeth under the alliance. Each company is responsible for all development, regulatory, manufacturing and commercialization activities for any products it develops and commercializes in its field.

The revenue for this research is recognized on a proportional performance basis, which is expected to approximate straight-line recognition of revenue over the initial three year term of the alliance. For the three months ended June 30, 2008 and 2007, the Company recognized revenue of approximately $1.2 million, or 20% of net revenue, and approximately $1.2 million, or 24% of net revenue, respectively, under the Wyeth Agreement. For the six months ended June 30, 2008 and 2007, the Company recognized approximately $2.4 million, or 20% of net revenue, and approximately $2.3 million, or 21% of net revenue, respectively, under the Wyeth Agreement.  As of June 30, 2008, approximately $3.8 million was recorded in deferred revenue, of which approximately $1.0 million was classified as long-term.

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

Cephalon is responsible for identifying hit and lead compounds, and the Company and Cephalon will then work collaboratively to advance the lead compounds to clinical candidates. The Company is principally responsible for medicinal chemistry research and Cephalon provides biology support, including preclinical disease models, as required by the Cephalon Agreement. The Company has agreed that, for a specified period, it will not screen its compound library for other collaborators, or for its own account, against any target it works on under the Cephalon Agreement.

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

As stated above, under the Cephalon Agreement, the Company received a non-refundable payment of $15.0 million and is principally responsible for performing medicinal chemistry research. The revenue for this research is recognized on a proportional performance basis, which is expected to approximate straight-line recognition of revenue over the initial three year term of the alliance. Included in deferred revenue at June 30, 2008 was approximately $4.6 million related to the Cephalon Agreement, all of which was classified as deferred revenue, current portion. The Company recognized revenue of approximately $1.3 million, or 21% of net revenue, and $1.3 million, or 25% of net revenue, for the three month period ended June 30, 2008, and 2007, respectively, under the Cephalon Agreement. For the six months ended June 30, 2008 and 2007, the Company recognized approximately $2.5 million, or 21% of net revenue, and approximately $2.5 million, or 22% of net revenue, respectively, under the Cephalon Agreement.  The initial research term of the Cephalon Agreement expires in May 2009.

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

Collaboration and License Agreement with Schering-Plough

In February 2007, the Company entered into an amended and restated collaboration and license agreement  with N.V. Organon (Organon), providing for the formation of a new alliance to discover, develop and commercialize therapeutic products across a broad range of therapeutic indications. The new alliance followed the companies’ past collaborations, including the February 2002 agreement between the Company and Organon (the 2002 Collaboration). In November 2007, Organon was acquired by, and is now a part of, Schering-Plough. The Company refers to the February 2007 agreement with Organon as the 2007 Schering-Plough Agreement.

Since inception of the 2007 Schering-Plough Agreement, the Company has received an up-front payment of $15.0 million, $1.0 million for the transfer of rights to certain programs from the 2002 Collaboration, and $6.0 million in quarterly research funding. The 2007 Schering-Plough Agreement provides that the Company may also receive up to an additional $4.0 million per year in quarterly research funding over the remaining portion of the five-year research term of the alliance, which began in February 2007. The 2007 Schering-Plough Agreement also provides that the Company waives its rights to receive further compensation (e.g., future milestone and royalty payments) with respect to programs resulting from lead series identified by the Company and delivered to Organon under the 2002 Collaboration and certain other programs from earlier agreements.

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

The revenue associated with the research the Company performs under the 2007 Schering-Plough Agreement is recognized on a proportional performance basis. The Company has received $22.0 million in connection with the 2007 Schering-Plough Agreement which the Company recorded as deferred revenue. Included in deferred revenue as of June 30, 2008 was approximately $16.3 million related to the 2007 Schering-Plough Agreement, of which approximately $11.8 million was classified as deferred revenue, long-term. For the three months ended June 30, 2008 and 2007, the Company recognized revenue of approximately $1.3 million, or 22% of net revenue,  and approximately $0.9 million, or 17% of net revenue, respectively, in connection with the 2007 Schering-Plough Agreement.  For the six months ended June 30, 2008, the Company recognized revenue of approximately $2.8 million, or 23% of net revenue in connection with the 2007 Schering-Plough Agreement. For the six months ended June 30, 2007, the Company recognized approximately $1.4 million, or 13% of net revenue, under the 2007 Schering-Plough Agreement and the 2002 Collaboration, the research term of which ended February 2007.

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

Additional Collaboration and License Agreements with Schering-Plough

Separate from the 2007 Schering-Plough Agreement, in April 2007 the Company completed its research activities under its other agreements with Schering-Plough. Under the terms of the Company’s agreements with Schering-Plough in which the Company’s research activities have ceased, the cessation of those research activities did not affect other areas of those collaborations, including the ongoing Phase 2 and

Phase 1 clinical trials and multiple preclinical programs that Schering-Plough is conducting. The Company continues to be entitled to payments resulting from the successful achievement by Schering-Plough, if any, of clinical milestones, as well as royalty payments from sales, if any, of products resulting from compounds already delivered by the Company and accepted by Schering-Plough under those collaborations.

For the three and six months ended June 30, 2008, the Company did not recognize any revenue under its collaborations with Schering-Plough in which its research activities ceased in April 2007.  For the three and six months ended June 30, 2007, the Company recognized revenue of approximately $1.1 million, or 21% of net revenue, including $1.0 million in milestone revenue, and approximately $2.8 million, or 25% of net revenue, including $2.0 million in milestone revenue, related to those collaborations.

Other Items

In the three and six months ended June 30, 2008, the Company recognized approximately $0.9 million, or 16%, and  approximately $2.0 million, or 16%, of net revenue, in connection with its Discovery Collaboration Agreement and DARA License Agreement with BMS. There was no revenue recognized in the three and six months ended June 30, 2007 in connection with its Discovery Collaboration Agreement with BMS.  See Note 3 above for further discussion of the Company’s Discovery Collaboration Agreement and DARA License Agreement with BMS.

Except as disclosed above, no other collaborator accounted for more than 10% of the Company’s total revenue in the three months ended June 30, 2008.

In the six months ended June 30, 2007, as part of its collaboration with Biovitrum, the Company recognized revenue of approximately $1.1 million, including $1.0 million in milestone revenue for delivering an advanced lead compound that Biovitrum accepted.  This revenue accounted for 10% of net revenue for the six months ended June 30, 2007.  There was no revenue recognized during the three months ended June 30, 2007 under the Company’s collaboration with Biovitrum.

5. Business Segment and Geographical Information

The Company classifies its business operations in one operating segment. All of the Company’s revenues are generated from this segment. Revenue was derived from collaborators located in the following geographic regions:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Customers located in:
United States	78%	72%	77%	66%
Europe	22%	28%	23%	34%

6. Share-based Compensation

The fair value of the Company’s equity awards were estimated at the date of grant using the Black-Scholes option-pricing model with the following ranges of assumptions:

Black-Scholes Assumptions

	2008	2007
Dividend yield	0%	0%
Expected volatility	75.00%	80.00-90.00%
Risk-free interest rate	3.04-3.18%	4.51-4.60%
Expected life (years)	6.25	6.25

For the three months ended June 30, 2008 and 2007, total share-based compensation costs related to stock options were approximately $618 thousand, and $526 thousand, respectively.  For the three months ended June 30, 2008, the Company also incurred share based compensation costs related to restricted stock unit awards of approximately $263 thousand, which included approximately $135 thousand relating to the accelerated vesting of certain restricted stock unit awards of a former executive of the Company in June 2008. There was no such expense during the three months ended June 30, 2007. In addition, during the three months ended June 30, 2008 and 2007, the Company incurred share-based compensation costs of approximately $2 thousand and $9 thousand, respectively, relating to stock options granted to consultants.

For the six months ended June 30, 2008 and 2007, total share-based compensation costs related to stock options were approximately $1.3 million and $1.0 million, respectively.  For the six months ended June 30, 2008 and 2007, the Company also incurred share based compensation costs related to restricted stock unit awards of approximately $263 thousand, which included approximately $135 thousand relating to the accelerated vesting of certain restricted stock unit awards of a former executive of the Company in June 2008, and $13 thousand, respectively. In addition, during the six months ended June 30, 2008 and 2007, the Company incurred share-based compensation costs of approximately $7 thousand and $19 thousand, respectively, relating to stock options granted to consultants.

As of June 30, 2008, there was approximately $5.2 million of unrecognized compensation costs, net of estimated forfeitures, related to share-based payments which are expected to be recognized over a weighted average period of 2.6 years. The cash proceeds from options exercised during the three months ended June 30, 2008 and 2007 were approximately $4 thousand and $113 thousand, respectively. The cash proceeds from options exercised during the six months ended June 30, 2008 and 2007 were approximately $8 thousand and $630 thousand, respectively.

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

As of June 30, 2008, the aggregate balance of term loans originated under the Line of Credit was approximately $4.0 million, of which approximately $2.7 million was classified as notes payable, long-term. Interest rates on these term loans range from 10.08% to 10.28%. Additionally, the Company had approximately $0.3 million available for borrowings under the Line of Credit as of June 30, 2008.

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

At June 30, 2008, the fair value of the warrants increased to approximately $2.7 million from approximately $2.6 million at March 31, 2008. As a result of this increase, the Company recorded approximately $0.1 million in expense in the statement of operations for the three months ended June 30, 2008. At June 30, 2007, the fair value of the warrants had decreased to approximately $5.4 million from approximately $6.1 million at March 31, 2007. As a result of this decrease, the Company recorded approximately $638 thousand in expense in the statement of operations for the three months ended June 30, 2007.

For the six months ended June 30, 2008, the fair value of the warrants decreased to approximately $2.7 million from approximately $4.2 million as of December 31, 2007. As a result of this decrease, the Company recorded approximately $1.5 million in income in the statement of operations for the six months ended June 30, 2008. At June 30, 2007, the fair value of the warrants had increased to approximately $5.4 million from approximately $4.4 million as of December 31, 2006. As a result of this increase, the Company recorded approximately $1.1 million in expense in the statement of operations for the six months ended June 30, 2007.

The fair value of the warrants was calculated using the Black-Scholes option-pricing model with the following assumptions at the respective measurement dates:

	June 30,	December 31,
	2008	2007
Dividend yield	0%	0%
Expected volatility	75.00%	80.00%
Risk-free interest rate	3.13%	3.45%
Expected life (years)	3.80	4.30
Stock Price	$3.83	$4.77
Exercise Price	$5.14	$5.14

9. Commitments and Contingencies

DARA License Agreement with BMS

Under the terms of the DARA License Agreement, in lieu of an up-front cash payment, the Company is providing BMS a set of compound libraries, over a period of approximately three years following the execution of the agreement. As of June 30, 2008, the Company had approximately $1.0 million of deferred revenue related to compound libraries that the Company will provide after June 30, 2008. In the event the Company fails to deliver the aforementioned compound libraries to BMS, the Company would be required to make cash payments on a pro rata basis of up to approximately $0.8 million; however, the Company expects to complete its delivery of these compound libraries by the end of 2008.

In addition, the Company will pay BMS milestone payments upon the achievement of successive clinical and regulatory events in the United States and certain other jurisdictions, and royalties on sales of products, if any, resulting from the DARA program.

SARM License Agreement with BMS

In consideration for the licenses to the SARM program, in October 2007, the Company also entered into the Discovery Collaboration Agreement with BMS. The Discovery Collaboration Agreement provides that the Company will apply a portion of its medicinal chemistry resources to a BMS discovery program that is unrelated to the SARM program for up to three years. The Company recorded deferred revenue of $9.2 million, which approximates the fair value of the chemistry resources that the Company is to provide to BMS.  As of June 30, 2008, the Company had approximately $7.7 million of deferred revenue related to services that it is to provide under the Discovery Collaboration Agreement after June 30, 2008.

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

The Company’s role in the alliance is to (i) identify and (ii) advance molecules in chosen therapeutic programs to development stage and (iii) subject to certain provisions in the GSK Agreement, further develop the candidates to clinical demonstration of efficacy in humans. As of June 30, 2008, the Company had approximately $12.8 million of deferred revenue related to services that are to be provided under the GSK Agreement by the Company after June 30, 2008.

Research and License Agreement with Wyeth

Under the Wyeth Agreement, the Company has received an up-front, non-refundable payment of $5.0 million and approximately $5.3 million in quarterly research funding since January 2007 to support the Company’s research efforts. As of June 30, 2008, the Company had approximately $3.8 million of deferred revenue related to services that the Company is to provide under the Wyeth Agreement.

Collaboration and License Agreement with Cephalon

Under the Cephalon Agreement, the Company received an up-front, non-refundable payment of $15.0 million in June 2006 to support the Company’s research efforts. The Company is principally responsible for performing medicinal chemistry research over the alliance term. As of June 30, 2008, the Company had approximately $4.6 million of deferred revenue related to services that are to be provided under the Cephalon Agreement by the Company after June 30, 2008.

Collaboration and License Agreement with Schering-Plough

Under the 2007 Schering-Plough Agreement, the Company has received $22.0 million (the $15.0 million up-front payment, $1.0 million for the transfer of rights to certain programs from the 2002 Collaboration, and $6.0 million in quarterly research funding) since February 2007 to support its research efforts. As of June 30, 2008, the Company had approximately $16.3 million of deferred revenue related to services it is to provide under the 2007 Schering-Plough Agreement after June 30, 2008.

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

Milestone and Royalty Commitments

Under the terms of certain agreements to which the Company is a party, it is possible that the Company may become obligated to pay aggregate milestone payments totaling up to $267 million upon the achievement of successive clinical and regulatory events and royalties on sales of products, if any, resulting from programs for which the Company has development responsibility under such agreements. The Company will not be responsible for the payment of future milestone and/or royalty payments in the event that development of such a program is discontinued. Preclinical and clinical development of drug candidates is a long, expensive and uncertain process. At any stage of the preclinical or clinical development process, the Company may decide to discontinue the development of its product candidates. To date, none of the compounds to which the Company holds complete or partial rights has reached the stage of commercial product. The Company expects that its product candidates will not be commercially available for many years, if ever.

Product Manufacturing Contracts

The Company has entered into contracts with third parties related to the manufacturing of materials that are to be used in connection with the Company’s clinical trials for PS433540. The termination provisions for these contracts are such that, as of June 30, 2008, the Company had aggregate commitments thereunder totaling approximately $2.6 million, which are expected to be fulfilled during the year ended December 31, 2008.

10. Restructuring Costs

Restructuring Costs

In May 2008, the Company’s Board of Directors committed to a restructuring plan intended to reduce the Company’s operating expenses by focusing its efforts on, and allocating a greater share of its resources to, the Company’s clinical and later-stage discovery programs. In implementing the restructuring plan, the Company reduced its workforce by twenty-three positions during the quarter, twenty positions of which were eliminated effective May 30, 2008. The elimination of the remaining three positions will have been completed by July 31, 2008. In addition, the Company streamlined its facilities.  As a result of the restructuring plan, the Company recorded a restructuring charge of approximately $1.7 million during the three months ended June 30, 2008.

The following table summarizes the activity and balance of the restructuring reserve as of June 30, 2008 (in thousands):

	Severance Cost for Involuntary Employee Terminations	Costs to Exit Leased Facility	Total
Restructuring charges	$1,202	$493	$1,695
Utilization of Reserves:
Cash payments	(529)	—	(529)
Equity compensation	(135)	—	(135)
Balance at June 30, 2008	$538	$493	$1,031

Restructuring costs related to the Company’s facilities are comprised of the difference between the remaining lease obligations of the abandoned operating leases, which run through the year 2016, and the Company’s estimate of potential future sublease income, discounted to present value.

Included in Accrued and other liabilities as of June 30, 2008 was approximately $683 thousand relating to the current portion of the restructuring reserve. Included in Other liabilities, long-term was approximately $348 thousand relating to the long-term portion of the restructuring reserve.

See Note 13 to the Unaudited Consolidated Financial Statements regarding additional restructuring charges the Company expects to incur subsequent to June 30, 2008.

11. Severance Costs

In April 2008, the Company recorded a charge of approximately $0.9 million in connection with a separation agreement between the Company and its former President and Chief Executive Officer. In addition, the Company also recorded approximately $0.1 million in severance costs in connection with a severance agreement between the Company and its former Senior Vice President, Business Development. These severance costs were unrelated to the May 2008 restructuring plan and were recorded as general and administrative expense in the Company’s Statements of Operations during the three months ended June 30, 2008.

12. Related Party Transactions

A member of Pharmacopeia’s board of directors currently serves as the Chairman and Chief Executive Officer of Cephalon. In June 2006, the Company received an up-front non-refundable $15.0 million payment to support the Company’s research efforts under the Cephalon Agreement.  For the three and six month periods ended June 30, 2008, the Company recognized revenue under the Cephalon Agreement of approximately $1.3 million or, 21% of net revenue, and $2.5 million, or 21% of net revenue, respectively. For the three and six month period ended June 30, 2007, the Company recognized revenue of approximately $1.3 million, or 25% of net revenue, and $2.5 million, or 22% of net revenue, respectively.

A member of Pharmacopeia’s clinical advisory board is affiliated with a CRO that the Company has contracted with to conduct one of its clinical trials. For the three and six months periods ended June 30, 2008, the Company incurred expense of approximately $0.3 million and $1.1 million, respectively, related to the clinical trial this CRO is conducting. There was no such expense in the corresponding periods in 2007.

13. Subsequent Event

On July 31, 2008, the Company announced that as part of its ongoing effort to focus its resources on progressing its assets in clinical development, it expects to further reduce its workforce in the third quarter of 2008. This reduction in force will be in addition to the restructuring plan the Company committed to in May 2008 and as described in Note 10 to the Unaudited

Consolidated Financial Statements. The Company expects to record a restructuring charge in the three months ending September 30, 2008, the amount of which has not yet been determined.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements regarding us and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include those that express plan, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact.  These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. These forward-looking statements include statements about the following:

•                  our plans to develop PS433540, a Phase 2 product candidate from our DARA program; the medical indications for which we intend to pursue development of PS433540; and our existing and proposed Phase 2 and Phase 1 clinical studies with respect to PS433540, including our announcement of the reduction of the number of subjects in our ongoing Phase 2b clinical trial (Study 006);

•                  our ability to raise additional funds;

•                  our ability to implement our restructuring plans intended to reduce our operating expenses by focusing our efforts on, and allocating a greater share of our resources to, our clinical and later-stage discovery programs;

•                  our estimates of the market opportunity for our product candidates, including PS433540, PS178990 and PS031291;

•                  the expiration of the initial research terms of our alliances with Cephalon and Wyeth in May and December 2009, respectively;

•                  our plans to develop PS178990, a Phase 1 product candidate from our SARM program, and PS031291, a preclinical development product candidate from our chemokine receptor CCR1 program;

•                  our ability to successfully perform under our agreements with BMS, GSK, Wyeth, Cephalon and Schering-Plough;

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

We urge you to carefully read and consider the disclosures found in our SEC filings, all of which are available in the SEC EDGAR database at www.sec.gov.  We undertake no obligation to (and expressly disclaim any such obligation to) revise or update the statements made herein or the risk factors that may relate thereto whether as a result of new information, future events or otherwise.

The following discussions should be read in conjunction with the section of this Report entitled “Risk Factors”.

The Company

Overview

We are a clinical development stage biopharmaceutical company dedicated to discovering and developing novel small molecule therapeutics to address significant medical needs. Our strategy is to retain the rights to product candidates at least to clinical validation, and to continue development on our own to New Drug Application (NDA) filing and commercialization for selected indications. We have a broad portfolio of clinical and preclinical candidates under development internally or by partners.

PS433540, our lead product candidate we are developing internally, is in Phase 2 clinical development. PS433540 is a Dual-Acting angiotensin and endothelin Receptor Antagonist (DARA) that we in-licensed from BMS.  Our license agreement with BMS provides us with an exclusive license under certain BMS patents with respect to worldwide development and commercialization of PS433540, as well as certain other compounds discovered by BMS that possess DARA activity.

There is considerable preclinical and initial clinical data suggesting that simultaneously blocking the actions of both angiotensin and endothelin by co-administration, compared to either agent alone, may provide significantly improved treatment options for diabetic nephropathy and several cardiovascular diseases. We believe PS433540 can be developed as a potential treatment for renal and cardiovascular diseases. We intend to focus our future development of PS433540 on the indication of diabetic nephropathy, which we believe represents the best opportunity for us to pursue with our available financial resources.  In addition, we are considering opportunities to partner the development of PS433540 for various indications, including diabetic nephropathy and various forms of cardiovascular disease.

In May 2008, we announced that Study 008, a Phase 2a clinical trial of PS433540 in subjects with Stage I and Stage II hypertension, showed statistically significant blood pressure reductions.  Study 008 met its primary endpoint by showing a statistically significant reduction in mean 24-hour systolic ambulatory blood pressure over placebo.  Study 008 also showed statistically significant improvements over placebo in mean 24-hour diastolic ambulatory blood pressure as well as seated blood pressure.  In this double-blind, placebo-controlled study, patients treated with 200 mg of PS433540 once daily experienced a 12/9mmHg drop in mean 24-hour systolic and diastolic blood pressure and those treated with 500 mg experienced a 15/10mmHg drop in mean 24-hour systolic and diastolic blood pressure. These reductions were highly statistically significant vs. placebo (P<0.001). Mean seated office systolic and diastolic blood pressure, the typical blood pressure measure, was also evaluated, with observed blood pressure drops of 17/11mmHg with the 200 mg dose and 17/10mmHg with the 500 mg dose (P<0.001 vs. placebo).  Once-daily treatment with 200 or 500 mg of PS433540 was well tolerated. Most of the adverse events reported were mild or moderate in severity and included headaches and minor musculoskeletal and respiratory complaints. All of these events occurred with similar frequency in the three treatment groups. There was one case of peripheral edema in the placebo arm and one case of peripheral edema in one of the treated arms. There were no increases in liver enzymes above 2 times the upper limit of normal. On average, liver enzyme levels tended to decrease from baseline in the treated arms. There were no serious adverse events in subjects treated with PS433540. Three subjects discontinued therapy for adverse events, all of whom were in the placebo group.

In July 2008, we announced a reduction from 375 to approximately 250 subjects expected to be studied in Study 006, a Phase 2b clinical trial of PS433540 which is designed to further evaluate safety and efficacy of PS433540 in subjects with Stage I and Stage II hypertension.  Our decision to reduce the number of subjects in Study 006 was made after fully evaluating the efficacy and safety data reported from Study 008.  Study 006 will study 200 mg and 400 mg doses of PS433540 versus placebo and will also compare efficacy and safety data of PS433540 with that of irbesartan.  We believe the reduction in number of subjects will allow us to begin a Phase 2 clinical trial focusing on the indication of diabetic nephropathy sooner than otherwise would have been possible.  Although data from Study 006 remains blinded, the safety profile we have observed to date in Study 006 is similar to that which we observed with respect to Study 008, as discussed above.  To date, there have been no serious adverse events in Study 006. We expect Study 006 to be completed in the fourth quarter of 2008.

In October 2007, we entered into an additional license agreement with BMS providing us exclusive worldwide development and commercialization rights to a selective androgen receptor modulator (SARM) program (the SARM program). PS178990, the lead compound in the SARM program, is in Phase 1 clinical development. PS178990 is a non-steroidal SARM that was designed to provide the benefits of testosterone to patients without unwanted side effects on the prostate. BMS completed a Phase 1 single ascending dose study with PS178990.

In February 2008, we announced the nomination of PS031291 as a preclinical development compound from our internal chemokine receptor CCR1 program. PS031291 is a potent and highly selective antagonist at the chemokine receptor CCR1, which has been implicated in playing a significant role in multiple inflammatory and autoimmune disease processes. We believe PS031291 may possess significant potential in the treatment of various inflammatory diseases including rheumatoid arthritis. We initiated good laboratory practice (often referred to as GLP) toxicology studies on PS031291 in the second quarter of 2008.

We also have certain other agreements with leading pharmaceutical and biotechnology companies, including Schering-Plough, BMS and Celgene Corporation (Celgene), where we have completed our research activities and the partner is now responsible for the development of potential therapeutic products. Our collaborative research efforts with Schering Plough, BMS and Celgene have resulted in a portfolio that includes two partnered programs currently in Phase 2 clinical trials targeting chronic obstructive pulmonary disease (COPD), psoriasis and asthma in the first instance and psoriasis, rheumatoid arthritis and atherosclerosis in the second instance, as well as five partnered programs in active Phase 1 clinical trials targeting oncology, inflammatory, metabolic and respiratory diseases. Associated with these clinical development programs, we have received milestone payments from Schering-Plough, BMS and Celgene and, to the extent the compounds successfully progress through clinical development and registration, we will be entitled to receive additional milestone payments. We are also entitled to receive royalties on the commercial sale, if any, of drugs resulting from these collaborations. However, numerous additional studies are required to fully assess the potential of these clinical candidates before they reach the marketplace, and the results from preclinical and clinical studies conducted to date with these compounds are not necessarily indicative of the results that may be obtained in future clinical studies.

In addition to the compounds in clinical development, another of our partnered programs is in preclinical development, the point at which compounds are tested for safety in animals and are subjected to other studies required prior to testing compounds in humans.

In addition to our proprietary research and development, we currently have collaborations under which we are actively performing research and development activities with leading pharmaceutical and biotechnology companies, including GSK, Wyeth, Cephalon and Schering-Plough. While the nature of our collaborative relationships vary with each of these companies, we retain certain development and/or commercialization rights under the terms of each agreement.

Clinical and preclinical development of product drug candidates is a long, expensive and uncertain process that requires us to raise funds from time to time to support our internal development programs. We need to raise funds from one or a combination of approaches, which could include public and/or private financing, sale and/or partnering of one or more of our internal programs, and partnering of our internal drug discovery capabilities. We continue to pursue the discovery and development of product candidates in both our internal and collaborative programs. The product candidates described above are at early stages and none have received regulatory approval for commercial sale. All of the compounds face the substantial risk of failure inherent in drug discovery and development. At any stage of the clinical development process, we or our collaborators may decide to discontinue development of our product candidates. To date, none of the compounds in which we hold complete or partial rights has reached the stage of a commercial product and, although we have received license and milestone fees, we may never receive any sales revenues, royalty payments or any additional license and milestone fees, under our current or any future collaborations. We do not expect that our product candidates will be commercially available for many years, if ever.

From time to time we have considered, and we will continue to consider, sometimes with the assistance of professional banking and consulting firms, strategic initiatives intended to further the development of our business and enhance shareholder value.  We are also considering partnering opportunities or other strategic relationships with respect to the development of PS433540 for various indications, including diabetic nephropathy and various forms of cardiovascular disease.  In addition, we consider opportunities to expand our product pipeline through the acquisition or in-licensing of, or investment in, product development candidates.

Recent Developments

On April 10, 2008, we announced that Leslie J. Browne, Ph.D., our former President, Chief Executive Officer, and member of our Board of Directors resigned, effective April 9, 2008. We also announced that the Chairman of our Board of

Directors, Joseph A. Mollica, Ph.D. will serve as Interim President and Chief Executive Officer until a permanent successor is appointed. We have retained a national executive search firm and our search for a permanent successor is in progress.

In connection with a separation agreement we entered into with Dr. Browne, we recorded a charge of approximately $0.9 million in the three months ending June 30, 2008.

On April 30, 2008, at our 2008 annual stockholders meeting, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 50,000,000 to 100,000,000. Also on April 30, 2008, our Board of Directors approved an increase in the number of shares designated as Series A Junior Participating Preferred Stock from 5,000 to 10,000.

In May 2008, our Board of Directors committed to a restructuring plan intended to reduce our operating expenses by focusing our efforts on, and allocating a greater share of our resources to, our clinical and later-stage discovery programs. In implementing the restructuring plan, we reduced our workforce by twenty-three positions during the second quarter of 2008, twenty positions of which were eliminated effective May 30, 2008. The elimination of the remaining three positions will be completed by July 31, 2008. In addition, we streamlined our facilities.  As a result of the restructuring plan, we recorded a restructuring charge of approximately $1.7 million during the three months ended June 30, 2008.

On July 31, 2008, we announced that as part of our ongoing effort to focus our resources on progressing our assets in clinical development, we expect to further reduce our workforce in the third quarter of 2008. This reduction in force will be in addition to the restructuring plan the Company committed to in May 2008  We expect to record a restructuring charge in the three months ending September 30, 2008, the amount of which has not yet been determined.

Liquidity and Capital Resources

As of June 30, 2008, we had cash, cash equivalents and marketable securities of $44.4 million compared to $71.3 million at December 31, 2007, representing 70% and 79% of our total assets, respectively. We make investments in highly liquid investment-grade marketable securities, including corporate bonds, and United States government and agency securities. As of June 30, 2008, our investment portfolio did not include any auction rate securities.   In addition, as of June 30, 2008, we had deferred revenue of $46.2 million related to cash payments and licenses to certain product candidates that we have received under our alliances and license agreements in exchange for research and development activities that are to be performed by us subsequent to June 30, 2008.

The following is a summary of selected cash flow information for the six months ended June 30, 2008 and 2007:

	Six months ended June 30,
	2008	2007
Net loss	$(27,317)	$(16,909)
Adjustments for noncash operating items	1,769	3,424

Net cash operating loss	(25,548)	(13,485)
Net change in assets and liabilities	540	23,462

Net cash (used in) provided by operating activities	$(25,008)	$9,977

Net cash provided by investing activities	$25,862	$347

Net cash (used in) provided by financing activities	$(85)	$38,239

Net cash (used in) provided by operating activities

Net cash used in operating activities for the six months ended June 30, 2008 was primarily due to cash used to fund both our proprietary internal drug research and development efforts, including our Phase 2 and Phase 1 clinical trials for PS433540, and the fulfillment of our research and development performance obligations under our collaborations. We also paid approximately $1.5 million in severance payments related to the implementation of our restructuring plan and the separation of our former President and Chief Executive Officer. The net cash used in operating activities was offset by the receipt of a $5.0 million payment received in March 2008 relating to additional research funding under the GSK Agreement.  Absent the receipt of the $5.0 million from GSK, our net cash used in operating activities would have been approximately $30.0 million during the six months ended June 30, 2008.

Net cash provided by investing activities

Net cash provided by investing activities for the six months ended June 30, 2008 related primarily to the maturity of marketable securities offset by capital expenditures related to our facilities and capital expenditures for research and development and information technology equipment and software.

Net cash provided by financing activities

Net cash used in financing activities for the six months ended June 30, 2008 consisted primarily of repayments of the loans originated under our Line of Credit, net of borrowings during the period.

Liquidity and Capital Resources Outlook

As of June 30, 2008, we had cash, cash equivalents and marketable securities of approximately $44.4 million. In addition, as of June 30, 2008, we had deferred revenue of approximately $46.2 million related to cash payments and licenses to certain product candidates that we have received under our alliances and licenses agreements in exchange for research and development activities that are to be performed by us subsequent to June 30, 2008. Our cash used in operating activities for the six months ended June 30, 2008 was approximately $25.0 million, which included $5.0 million in research funding from GSK. Excluding this receipt, our cash used in operating activities would have been approximately $30.0 million for the six months ended June 30, 2008.  We  intend to manage our research and development and other expenditures in a manner consistent with our available capital resources. Clinical and preclinical development of drug candidates is a long, expensive and uncertain process that requires us to raise funds from time to time to support our internal development programs. In order to progress PS433540 and PS178990 in clinical development, we need to raise funds from one or a combination of approaches, which could include public and/or private financing, sale and/or partnering of one or more of our internal programs, and partnering of our internal drug discovery capabilities.

Conducting our own drug research and development is a key component of our business model. We are currently conducting Phase 2 and Phase 1 clinical trials for PS433540, our lead product candidate from our DARA program that we are developing internally. In May 2008, we announced positive results from Study 008, a Phase 2a clinical trial of PS433540 in subjects with Stage I and Stage II hypertension. After fully evaluating the efficacy and safety data reported in Study 008, we decided to reduce the number of subjects in Study 006, a Phase 2b clinical trial we are conducting to further evaluate safety and efficacy of PS433540 in subjects with Stage I and Stage II hypertension. This reduction will allow us to begin a Phase 2 clinical trial focusing on the indication of diabetic nephropathy sooner than otherwise would have been possible. We are also considering opportunities to partner the development of PS433540 for various indications, including diabetic nephropathy and various forms of cardiovascular disease.

In October 2007, we acquired the development and commercialization rights to the SARM program from BMS, including PS178990, a product candidate in Phase 1 clinical development for which we intend to conduct further clinical trials. In consideration for the licenses to the SARM program, we entered into the Discovery Collaboration Agreement with BMS to provide a portion of our medicinal chemistry resources to a BMS discovery program unrelated to the SARM program for a period of up to three years. Additionally, progressing the SARM program, specifically our product candidate PS178990, through clinical trials is expected to further increase our proprietary research and development costs.

As part of our collaborative agreements with GSK, Wyeth, Cephalon and Schering-Plough, we have received up-front cash payments. In connection with these agreements and the Discovery Collaboration Agreement with BMS, we are obligated to perform significant research and development activities over multiple years and as such, expect to incur significant costs performing such activities. The following table provides the period over which these research and development activities are to be provided, as well as the deferred revenue currently recorded for each agreement as of June 30, 2008:

Collaborative Agreement	Expiration of Initial Research Term	Deferred Revenue as of June 30, 2008

2007 Schering-Plough Agreement	February 2012	$16,262
GSK Agreement	March 2011	12,799
BMS Discovery Collaboration Agreement	December 2010	7,688
Cephalon Agreement	May 2009	4,583
Wyeth Agreement	December 2009	3,781
Other	June 2009(1)	1,121
		$46,234

(1) June 2009 represents the latest expiration of agreements in this category.

Since February 2007, under the 2007 Schering-Plough Agreement, we have received $22.0 million (a $15.0 million up-front payment, $1.0 million for the transfer of rights to certain programs from the 2002 Collaboration, and $6.0 million in quarterly research funding). We may receive up to an additional $14.0 million of research and development funding over the remaining portion of the five-year research term, which began in February 2007.

Since January 2007, we have received approximately $10.3 million in connection with our research and license agreement with Wyeth (a $5.0 million up-front payment and approximately $5.3 million in quarterly research funding). We may receive an additional $3.9 million of research and development funding over the remaining portion of the three-year research term, which began in January 2007.

As of June 30, 2008, we had borrowings associated with our Line of Credit of approximately $4.0 million, which have repayment terms ranging from 36 to 48 months, including approximately $1.2 million that is classified as current. We had approximately $0.3 million available for borrowings under our Line of Credit as of June 30, 2008.

On July 31, 2008, we announced that as part of our ongoing effort to focus our resources on progressing our assets in clinical development, we expect to further reduce our workforce in the third quarter of 2008. This reduction in force is in addition to the restructuring plan the Company committed to in May 2008. While this reduction in force is expected to increase our cash outlay during the remainder of the year, the reduction is expected to reduce our operating expenditures in the future.

We anticipate that our capital resources will be adequate to fund our operations at their current levels at least through March 31, 2009.  We intend to manage our expenditures in a manner consistent with our available capital resources. However, there can be no assurance that changes will not occur that would consume available capital resources before then.

Our capital requirements depend on competing technological and market developments, changes in our existing collaborative relationships, progress of PS433540 and PS178990 in clinical trials, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights and the outcome of related litigation, the purchase of additional capital equipment, acquisitions of other businesses or technologies, and the progress of our collaborators’ milestone and royalty producing activities. Prior to exhausting our current capital resources, we will need to raise additional funds or enter into strategic initiatives intended to further the development of our business in order to finance our operating activities and to satisfy our commitments to our corporate partners and our other contractual obligations. There can be no assurance that additional funding, if necessary, will be available to us on favorable terms, if at all. Our forecasts of the period of time through which our financial resources will be adequate to support our operations are forward-looking information and actual results could vary. The factors described earlier in this section will impact our future capital requirements and the adequacy of our available funds.

Results of Operations

This section should be read in conjunction with the discussion above under “Liquidity and Capital Resources.”

Three Months Ended June 30, 2008 and 2007

Our net revenue increased 19% to $5.9 million in the three months ended June 30, 2008 compared to $5.0 million in the three months ended June 30, 2007. Net revenue consists of revenue recorded in connection with research and development efforts we perform under our various collaborative agreements, as well as our earning of milestones, success fees and license revenue if and as the compounds we and our collaborators have identified progress through our collaborators’ development processes. Net revenue for the three months ended June 30, 2008 and 2007 is summarized as follows:

	For the three months ended June 30,
	2008	2007

Collaborative research revenue	$5,793	$3,806
Milestones, success fees and license revenue	89	1,151
	$5,882	$4,957

Revenue recognized from our collaborative relationships for the three months ended June 30, 2008 and 2007, respectively, was as follows:

	For the three months ended June 30,
	2008	% of Total Revenue	2007	% of Total Revenue	Change

Schering-Plough(1)	$1,281	22%	$1,918	39%	$(637)
Cephalon	1,250	21%	1,250	25%	—
Wyeth	1,197	20%	1,167	24%	30
GSK	1,145	19%	468	9%	677
BMS	920	16%	—	0%	920
Other	89	2%	154	3%	(65)
Total Revenue	$5,882	100%	$4,957	100%	$925

(1) Revenue from our collaborations with Schering-Plough includes net revenue of approximately $1.3 million recognized under the 2007 Schering-Plough Agreement during the three months ended June 30, 2008. During the three months ended June 30, 2007, revenue from our collaborations with Schering-Plough consisted of net revenue of approximately $0.9 million recognized under the 2007 Schering-Plough Agreement and $1.0 million in milestone revenue recognized under those collaborations with Schering-Plough in which our research activities ceased in April 2007.

The increase in collaborative research revenue in the three months ended June 30, 2008 was largely due to increased research revenue from our 2007 Schering-Plough Agreement and our agreements with GSK and BMS offset by lower milestone revenue from our collaborations with Schering-Plough in which our research activities ceased in April 2007.

Collaborative research and development expense includes the labor, material, equipment and allocated facilities cost of our scientific staff that is working on collaborative partnerships. Collaborative research and development expenses increased 27% to $7.2 million in the three months ended June 30, 2008 compared to $5.7 million in the three months ended June 30, 2007. This increase primarily related to an increase in resources allocated to our alliances with GSK, Schering-Plough, specifically under our 2007 Schering-Plough Agreement and resources allocated to our Discovery Collaboration Agreement with BMS. Share-based compensation costs associated with our adoption of SFAS 123R for the three months ended June 30, 2008 and 2007 were approximately $200 thousand and $138 thousand, respectively.

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

We licensed our DARA program from BMS in March 2006. In addition, we in-licensed our SARM program from BMS in October 2007. The most advanced compound in our SARM program is our product candidate PS178990, which is in Phase 1 clinical development. Proprietary research and development expenses increased 83% to $9.2 million in the three months ended June 30, 2008 compared to $5.0 million in the three months ended June 30, 2007. This increase was primarily attributable to costs relating to clinical trials for PS433540 and toxicology studies for PS178990 offset by decreased costs related to our CCR1 program. Share-based compensation costs associated with our adoption of SFAS 123R for the three months ended June 30, 2008 and 2007 were approximately $114 thousand and $76 thousand, respectively. Because of the speculative nature of these internal drug discovery and development projects, it is not possible to estimate completion dates or costs of completion. Additionally, from time to time, certain staff and other research and development resources may be temporarily redirected from one project to another, which redirection may also delay or impact the cost of internal drug discovery and development projects.

General and administrative expense increased by 47% to $4.1 million in the three months ended June 30, 2008 compared to $2.8 million in the three months ended June 30, 2007. The increase in general and administrative expense was primarily attributable to $1.0 million in severance costs in connection with the separations of our former President and Chief Executive Officer and our former Senior Vice President, Business Development. Also contributing to the increase were increases in patent prosecution and other legal costs, and compensation costs during the three months ended June 30, 2008. Share-based compensation costs associated with our adoption of SFAS 123R for the three months ended June 30, 2008 and 2007 were approximately $432 thousand and $312 thousand, respectively.

Restructuring expense relates to costs associated with a restructuring plan our Board of Directors committed to during the three months ended June 30, 2008.  These costs consisted of approximately $1.2 million in severance costs, including approximately $0.1 million in share-based compensation costs related to the accelerated vesting of restricted stock units, and approximately $0.5 million related to abandoning certain facility leases.  There was no such restructuring expense in the three months ending June 30, 2007.

Other income for the three months ended June 30, 2008 consisted of $700 thousand we received in connection with the assignment of certain intellectual property to a collaborator in which our research activities had ceased. There were no amounts recognized as other income for the three months ended June 30, 2007.

Interest income decreased to $244 thousand in the three months ended June 30, 2008 compared to $942 thousand in the three months ended June 30, 2007. This decrease was primarily due to lower yields on our cash, cash equivalents, and marketable securities balances during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Interest and other expense, net increased to $103 thousand in the three months ended June 30, 2008 compared to $5 thousand in the three months ended June 30, 2007.  This increase related to our increased borrowing balances under our line of credit during the period.  As of June 30, 2008 and 2007, the aggregate balance of loans originated under the Line of Credit was approximately $4.0 million and $0.5 million, respectively.

Non-operating expense associated with the increase in warrant liability was $145 thousand for the three months ended June 30, 2008. This increase represents the change in the fair value of the warrants that were issued in connection with our equity financing in October 2006, from March 31, 2008 to June 30, 2008.  For the three months ended June 30, 2007 non-operating income associated with a decrease in warrant liability totaled approximately $638 thousand.  This increase represents the change in the fair value of the warrants that were issued in connection with our equity financing in October 2006, from March 31, 2007 to June 30, 2007. The fair value of the warrants was determined using the Black-Scholes option-pricing model and is remeasured at each reporting period.

We recorded an income tax provision of $2 thousand for the three months ended June 30, 2008, which related to minimum state income taxes.   For the three months ended June 30, 2007, we recorded an income tax benefit of approximately $52 thousand which represented an adjustment to our estimated 2006 tax provision to reflect actual minimum state income taxes due.

As a result of the net revenues and expenses described above, we generated a net loss of $15.6 million ($0.53 per basic and diluted share) in the three months ended June 30, 2008, compared to a net loss of $6.9 million ($0.26 per basic and diluted share) in the three months ended June 30, 2007.

Six Months Ended June 30, 2008 and 2007

Our net revenue increased 7% to $12.1 million in the six months ended June 30, 2008 compared to $11.3 million in the six months ended June 30, 2007. Net revenue consists of revenue recorded in connection with research and development efforts we perform under our various collaborative agreements, as well as our earning of milestones, success fees and license revenue if and as the compounds we and our collaborators have identified progress through our collaborators’ development processes. Net revenue for the six months ended June 30, 2008 and 2007 is summarized as follows:

	For the six months ended June 30,
	2008	2007

Collaborative research revenue	$11,895	$7,838
Milestones, success fees and license revenue	191	3,468
	$12,086	$11,306

Revenue recognized from our collaborative relationships for the six months ended June 30, 2008 and 2007, respectively was as follows:

	For the six months ended June 30,
	2008	% of Total Revenue	2007	% of Total Revenue	Change

Schering-Plough(1)	$2,766	23%	$4,198	37%	$(1,432)
Cephalon	2,500	21%	2,500	22%	—
Wyeth	2,395	20%	2,333	21%	62
GSK	2,268	19%	706	6%	1,562
BMS	1,966	16%	—	0%	1,966
Biovitrum(2)	—	0%	1,096	10%	(1,096)
Other	191	1%	473	4%	(282)
Total Revenue	$12,086	100%	$11,306	100%	$780

(1) Revenue from our collaborations with Schering-Plough included net revenue of approximately $2.8 million recognized under the 2007 Schering-Plough Agreement during the six months ended June 30, 2008. During the six months ended June 30, 2007, revenue from our collaborations with Schering-Plough included net revenue of approximately $0.9 million recognized under our 2007 Schering-Plough Agreement, $0.5 million of net revenue recognized under our 2002 Collaboration and approximately $2.8 million of net revenue, including $2.0 million in milestone revenue, recognized under those collaborations with Schering-Plough in which our research activities ceased in April 2007.

(2) Revenue from our Biovitrum collaborations included $1.0 million in milestone revenue for the six months ended June 30, 2007.

The increase in collaborative research revenue in the six months ended June 30, 2008 was largely due to increased research revenue from our 2007 Schering-Plough Agreement and our agreements with GSK and BMS offset by lower milestone revenue from our collaborations with Schering-Plough in which our research activities ceased in April 2007 and Biovitrum.

Collaborative research and development expense includes the labor, material, equipment and allocated facilities cost of our scientific staff that is working on collaborative partnerships. Collaborative research and development expenses increased 39% to $15.1 million in the six months ended June 30, 2008 compared to $10.9 million in the six months ended June 30, 2007. This increase primarily related to an increase in resources allocated to our alliances with GSK, and Schering-Plough, specifically under our 2007 Schering-Plough Agreement, and resources allocated to our Discovery Collaboration

Agreement with BMS. This increase was offset by decreased resources allocated to those collaborations with Schering-Plough in which we completed our research activities in April 2007. Share-based compensation costs associated with SFAS 123R for the six months ended June 30, 2008 and 2007 were approximately $396 thousand and $263 thousand, respectively.

Proprietary research and development expense includes research and development acquisition costs, clinical trial and preclinical study costs, and labor, material, equipment and allocated facilities cost of scientific staff working on self-funded internal drug discovery and development programs. Our most advanced internal program is our DARA program. The most advanced compound in our DARA program is our lead product candidate PS433540, which is in Phase 2 clinical trials. We licensed our DARA program from BMS in March 2006. In addition, we in-licensed our SARM program from BMS in October 2007. The most advanced compound in our SARM program is our product candidate PS178990, which is in Phase 1 clinical development. Proprietary research and development expenses increased 44% to $18.0 million in the six months ended June 30, 2008 compared to $12.5 million in the six months ended June 30, 2007. This increase was primarily attributable to costs relating to clinical trials for PS433540 and toxicology studies for PS178990 offset by decreased costs on our CCR1 program. Share-based compensation costs associated with SFAS 123R for the six months ended June 30, 2008 and 2007 were approximately $193 thousand and $149 thousand, respectively. Because of the speculative nature of these internal drug discovery and development projects, it is not possible to estimate completion dates or costs of completion. Additionally, from time to time, certain staff and other research and development resources may be temporarily redirected from one project to another, which redirection may also delay or impact the cost of internal drug discovery and development projects.

General and administrative expense increased by 37% to $7.5 million in the six months ended June 30, 2008 compared to $5.5 million in the six months ended June 30, 2007. The increase in general and administrative expense was primarily attributable to $1.0 million in severance costs in connection with the separations of our former President and Chief Executive Officer and our former Senior Vice President, Business Development. Also contributing to the increase were increases in patent prosecution and other legal costs, and compensation costs during the six months ended June 30, 2008. Share-based compensation costs associated with SFAS 123R for the six months ended June 30, 2008 and 2007 were approximately $792 thousand and $604 thousand, respectively.

Restructuring expense relates to costs associated with a restructuring plan our Board of Directors committed to during the six months ended June 30, 2008.  These costs consisted of approximately $1.2 million in severance costs, including approximately $0.1 million in share-based compensation costs related to the accelerated vesting of restricted stock units, and approximately $0.2 million related to abandoning certain facility leases.  There was no such restructuring expense in the six months ending June 30, 2007.

Other income for the six months ended June 30, 2008 consisted of $700 thousand we received in connection with the assignment of certain intellectual property to a collaborator in which our research activities had ceased. Other income for the six months ended June 30, 2007 related to $94 thousand in proceeds from an insurance claim.

Interest income decreased to approximately $0.9 million in the six months ended June 30, 2008 compared to approximately $1.5 million in the six months ended June 30, 2007. This decrease was primarily due to lower yields on our cash, cash equivalents, and marketable securities balances during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Interest and other expense, net increased to $203 thousand in the six months ended June 30, 2008, compared to $5 thousand in the six months ended June 30, 2007.  The increase related to our increased borrowing balance under our line of credit during the period.  As of June 30, 2008 and 2007, the aggregate balance of loans originated under the Line of Credit was approximately $4.0 million and $0.5 million, respectively.

Non-operating income associated with the decrease in warrant liability was approximately $1.5 million for the six months ended June 30, 2008. This decrease represents the change in the fair value of the warrants that were issued in connection with our equity financing in October 2006, from December 31, 2007 to June 30, 2008.  For the six months ended June 30, 2007 non-operating expense associated with the increase in warrant liability totaled approximately $1.1 million.  This increase represents the change in the fair value of the warrants that were issued in connection with our equity financing in October 2006, from December 31, 2006 to June 30, 2007. The fair value of the warrants was determined using the Black-Scholes option-pricing model and is remeasured at each reporting period.

We recorded an income tax provision of $2 thousand for the six months ended June 30, 2008, which related to minimum state income taxes.   For the six months ended June 30, 2007, we recorded an income tax benefit of approximately $52 thousand which represented an adjustment to our estimated 2006 tax provision to reflect actual taxes due.

As a result of the net revenues and expenses described above, we generated a net loss of $27.3 million ($0.92 per basic and diluted share) in the six months ended June 30, 2008, compared to a net loss of $16.9 million ($0.63 per basic and diluted share) in the six months ended June 30, 2007.

Net Loss Outlook

We have had net losses in recent years and we expect to incur losses in future periods.  These losses may increase compared to prior periods. Our efforts to progress the DARA and SARM programs through clinical trials represent significant expenditures. However we intend to manage all of our expenditures in a manner consistent with our available capital resources.

The amount of our net loss is highly dependent on the continued funding and success of our research and development programs with our existing collaborators.  The initial research terms of our alliances with Cephalon and Wyeth are scheduled to end in May and December 2009, respectively.  Cephalon and Wyeth represented 22% and 19%, respectively, of our total revenue during the six months ended June 30, 2008.  We expect to record revenue from these alliances through the end of the initial research terms, at which time our research activities under these alliances could cease.  We are uncertain whether we will extend or replace these alliances.  Failure to earn additional research and milestone payments under our current alliances and alliances we may seek to enter into after the end of these initial research terms would have a material adverse effect on our financial condition and our results of operations.  If we fail to earn adequate additional research and milestone payments, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

On July 31, 2008, we announced that as part of our ongoing effort to focus our resources on progressing our assets in clinical development, we expect to further reduce our workforce in the third quarter of 2008. We expect to record a restructuring charge in the three months ending September 30, 2008, the amount of which has not yet been determined. This charge is expected to increase our net loss in the third quarter of 2008.

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

Share-based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. This statement is a revision to SFAS 123, supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” Under this transition method, compensation cost recognized includes compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with provisions of SFAS 123R

Under SFAS 123R, we use the Black-Scholes option pricing model to estimate the fair value of the share-based awards as of the grant date. The Black-Scholes model, by its design, is highly complex and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of judgment are the estimated lives of the share-based awards and the estimated volatility of our stock price. The Black-Scholes model is sensitive to changes in these two data inputs. Beginning in fiscal year 2006, we calculated the estimated life of stock options granted using a “simplified” method, which is based on the average of the vesting term and the actual term of the option, as a result of guidance from the SEC as contained in SAB 107 permitting the initial use of this method through 2007. In December 2007, the SEC issued SAB 110, which became effective January 1, 2008, expressing the expectation that companies should be employing information from internal or external sources about employee stock option exercise behavior when developing estimates of expected term as they relate to stock option valuations. SAB 110 states that the SEC will continue to accept the use of the “simplified” method, under certain circumstances, beyond December 31, 2007. We evaluated the exercise behavior of our employees for stock options granted since our spin-off from Accelrys in April 2004 and determined that the exercise history was an inadequate measure of the expected term of our stock options. Therefore, we have continued our use of the simplified method as prescribed in SAB 107. Expected stock price volatility is typically based on the daily historical trading data from an appropriate point in time through the last day of the applicable period. Because our historical trading data only dates back to May 3, 2004, the first trading date after our spin-off from Accelrys, Inc., we estimate expected volatility using an analysis of the stock price volatility of companies comparable to ours in our industry.

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

Long-Lived Assets

We review long-lived assets, including leasehold improvements, property and equipment, and acquired technology rights, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This requires us to estimate future cash flows related to these assets. Actual results could differ from these estimates, which may affect the carrying amount of assets and the actual amortization expense. As of June 30, 2008, we had long-lived assets with a net book value of $14.9 million.

Accounting for Uncertain Tax Positions

We have adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FAS Statement No. 109” (FIN 48). FIN 48 applies to all uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” and is intended to result in increased relevance and comparability in financial reporting of income taxes and to provide more information about the uncertainty in income tax assets and liabilities. We will recognize potential interest and penalties related to income tax positions as a component of the benefit or provision for income taxes on the consolidated statements of operations in any future periods in which we must record a liability. Because we have not recorded a liability at June 30, 2008, there is no impact to our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The statement defines fair value as the exit price that would be received to sell an asset or paid to transfer a liability.   Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability.  The statement establishes a three-level hierarchy to prioritize the inputs used in measuring fair value.  The levels are described in the table below with Level 1 having the highest priority and Level 3 having the lowest.

In February 2008, the FASB issued FASB Staff Position (FSP) 157-b which delayed the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of Statement 157 under the provisions of FSP 157-b and, effective January 1, 2008, the Company adopted SFAS 157 for those assets and liabilities that are remeasured at fair value on a recurring basis. Our partial adoption of SFAS 157 did not have a material effect on our consolidated financial statements as of and for the six months ended June 30, 2008.

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008.

	Basis of Fair Value Measurements
	As of	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	June 30, 2008	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$30,955	$30,955	$—	$—
Marketable securities	13,485	13,485	—	—
Deferred compensation plan assets	1,838	1,838	—	—

Total assets measured at fair value	$46,278	$46,278	$—	$—

Percentage of total assets	73%	73%	—	—

Liabilities
Warrant liability	$2,744	$—	$2,744	$—
Deferred compensation plan liabilities	1,838		1,838	—
		—
Total liabilities measured at fair value	$4,582	$—	$4,582	$—

Percentage of total liabilities	7%	—	7%	—

As noted above, the fair value of our cash, cash equivalents, marketable securities and deferred compensation plan assets are determined using quoted market prices in active markets. The fair value of the deferred compensation plan liabilities is based upon significant observable inputs such as the fair value of the underlying securities of the deferred compensation plan and our credit risk. The fair value of the warrant liability is determined using the Black-Scholes option-pricing model, which uses certain significant observable inputs, including stock price (quoted market prices in active market), warrant exercise price (defined in warrant agreement), expected life of warrant (defined in warrant agreement), dividend yields (determined by us), and risk-free interest rate (quoted market prices based on expected life assumption). The only input in the Black-Scholes option-pricing model that is not readily observable is the expected stock price volatility. Because our historical trading data only dates back to May 3, 2004, the first trading date after our spin-off from Accelrys, Inc., we estimate our expected volatility using an analysis of the stock price volatility of comparable companies in our industry. The fair value of the warrant liability is subject to significant fluctuations and has ranged from approximately $2.7 million as of June 30, 2008 to approximately $5.5 million as of June 30, 2007. These fluctuations have primarily resulted from fluctuations in the market price of our common stock, which ranged from $3.65 per share to $5.55 per share at our quarterly remeasurement dates since June 30, 2007. Changes in the warrant liability are recorded in the statement of operations as income (decreases) or expense (increases).

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits reporting entities to choose to measure eligible financial assets or liabilities, which include marketable securities available-for-sale and equity method investments, at fair value at specified election dates, or according to a pre-existing policy for specific types of eligible items. Unrealized gains and losses for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Our adoption of SFAS 159, which was effective January 1, 2008, did not have any impact on our consolidated financial statements as of and for the six months ended June 30, 2008.

Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities

In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007. Our adoption of EITF 07-3, which was effective January 1, 2008, did not have a material effect on our consolidated financial statements as of and for the six months ended June 30, 2008.

Business Combinations

In December 2007, the FASB issued SFAS No. 141R (SFAS 141R), “Business Combinations, a revision to SFAS No. 141, Business Combinations”.  SFAS 141R provides revised guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value.  The Statement also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination.  SFAS 141R is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for us).  We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The recent decline in the market value of certain securities backed by residential mortgage loans has led to a large liquidity crisis effecting the broader U.S. housing market, the financial services industry and global financial markets. Investors in many industry sectors have experienced substantial decreases in asset valuations and uncertain market liquidity. Furthermore, credit rating authorities have, in many cases, been slow to respond to the rapid changes in the underlying value of certain securities and pervasive market illiquidity of these securities.

As a result, this “credit crisis” may have a potential impact on the determination of the fair value of financial instruments or possibly require impairments in the future should the value of certain investments suffer a decline in value which is determined to be other than temporary. Our cash, cash equivalents and marketable securities portfolio currently consists of United States treasury bills and money market funds. As such, we believe the impairment risk to our portfolio is minimal.

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio since we have minimal debt. We ensure the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have materially affected the fair value of our interest sensitive financial instruments at June 30, 2008.

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly make investments in overnight repurchase agreements that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Our international revenue is generally denominated in United States Dollars, and is, therefore, not exposed to changes in foreign currency exchange rates. Additionally, certain of our preclinical and clinical development contracts are denominated in foreign currencies. We believe that the foreign currency risk arising from these contracts to be minimal.

Item 4. Controls and Procedures

For the three months ended June 30, 2008, our management carried out an evaluation, under the supervision and with the participation of our Interim President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer (our principal financial officer and chief accounting officer), of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, our Interim President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that as of June 30, 2008, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our management, including our Interim President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, cannot provide assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Additionally, our Interim President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer determined that there were no changes in our internal control over financial reporting during the three month period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

If we are unable to raise additional capital or if we consume cash more quickly than expected, we will be forced to curtail operations.

As of June 30, 2008, we had cash, cash equivalents and marketable securities of approximately $44.4 million. In addition, as of June 30, 2008, we had deferred revenue of approximately $46.2 million representing cash payments we have received under our alliances and licenses to certain product candidate that we have acquired in exchange for research and development activities that are to be performed by us subsequent to June 30, 2008. Our cash used in operating activities for the six months ended June 30, 2008 was approximately $25.0 million, which includes $5.0 million in research funding we received from GSK. Absent this receipt of the $5.0 million from GSK, our net cash used in operating activities would have been approximately $30.0 million for the six months ended June 30, 2008. Clinical and preclinical development of drug candidates is a long, expensive and uncertain process that requires us to raise funds from time to time to support our internal development programs. In order to progess PS433540 and PS178990 in clinical development and to satisfy our commitments to our corporate partners and our other contractual obligations, we need to raise funds from one or a combination of approaches, which could include public and/or private financing, sale and/or partnering of one or more of our internal programs, and partnering of our internal drug discovery capabilities.  Capital could be raised through public or private financings involving debt or common stock or other classes of our equity. Additional issuances of equity securities will further dilute our existing stockholders’ percentage ownership.

We believe that our capital resources will be adequate to fund our operations at their current levels at least through March 31, 2009.  We intend to manage our expenditures in a manner consistent with our available capital resources.  However, there can be no assurance that changes will not occur that would consume available capital resources before then.

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

Failure to earn additional research funding and milestone payments under our current alliances and alliances we may seek to enter into after the end of the initial research terms of our alliances with Cephalon and Wyeth would have a material adverse effect on our business as it is currently conducted, our financial condition and our results of operations.  If we fail to earn adequate additional research and milestone payments, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

As of July 28, 2008, there were approximately 4,529,000 stock options and 232,000 restricted stock units outstanding granted under our various equity compensation plans and approximately 1,626,000 warrants outstanding, which includes approximately 176,000 warrants issued in connection with the GSK Agreement and approximately 1,450,000 warrants issued in connection with our October 2006 financing transaction. These equity instruments represent approximately 21% of our shares outstanding at July 28, 2008. The significant dilution represented by our outstanding warrants and equity compensation awards may make it more difficult for us to raise additional capital.

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

Both PS433540 and PS178990 must satisfy rigorous standards of safety and efficacy before the FDA and foreign regulatory authorities will approve either product candidate for commercial use. In May 2008, we announced that Study 008 with PS433540 showed statistically significant blood pressure reductions in subjects with mild to moderate hypertension.  Further Phase 2 clinical trials with PS433540, however, may not demonstrate that it is safe or efficacious with respect to diabetic nephropathy, the principal clinical indication for which we seek to develop it, or other clinical indications.  In addition, Phase 1 clinical trials with PS178990 may not demonstrate that the product candidate is sufficiently safe to warrant its continued development. We will need to conduct significant additional clinical trials to demonstrate the safety and efficacy of PS433540 and PS178990 to the satisfaction of the FDA and foreign regulatory authorities to obtain product approval.

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

Abnormal liver function test (LFT) results, which are indicative of potential liver toxicity, have been reported by other companies as complications in their clinical trials of ERA product candidates. Approval of PS433540 may be delayed or ultimately blocked by such concerns. If the results of any of our PS433540 clinical trials indicate abnormal LFTs, we may not receive regulatory approval to market the product candidate and our product candidate, if approved for marketing, may not be able to compete with other products. There can be no assurance that the lack of LFT abnormalities experienced with respect to PS433540 to date will be confirmed by subsequent clinical trial results.

As developed by other companies, ERAs have been teratogenic in animals. If approved for marketing, we assume that PS433450 will be subject to a black box warning regarding teratogenicity and therefore may not be able to compete with other products that do not have a similar warning.

Prior clinical trials by other companies have also indicated that the ERA therapeutic class may cause peripheral edema (fluid retention) in some patients. Consequently, if similar adverse effects are experienced with PS433540 then it may not be successfully developed as a treatment for heart failure or for use in patients at risk for heart failure and may therefore have a more limited market potential than antihypertensives that are approved for the treatment of heart failure.

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

During the six months ended June 30, 2008, we had a net loss of approximately $27.3 million. In addition, during the year ended December 31, 2007, we had a net loss of approximately $47.9 million. The net losses for these periods was primarily due to costs incurred in our internal product development efforts, including the costs of developing PS433540, which is currently in Phase 2 clinical trials, and the research and development of our other product candidates. The net loss for the six months ended June 30, 2008 included a restructuring charge of approximately $1.7 million. The net loss for the year ended December 31, 2007 included a non-cash charge of $9.2 million to proprietary research and development expense related to the acquisition of our SARM program.

We expect to incur losses in future periods and these losses may increase as compared to prior periods. Our efforts to progress the DARA Program and SARM Program through clinical trials represent significant expenditures. However, we intend to manage all of our expenditures in a manner consistent with our available resources.

On July 31, 2008, we announced that as part of our ongoing efforts to focus our resources on progressing our assets in clinical development, we expect to further reduce our workforce in the third quarter of 2008. We expect to record a restructuring charge in the three months ended September 30, 2008, the amount of which has not yet been determined. This charge is expected to increase our net loss in the third quarter of 2008.

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

We have relied on third party vendors for the manufacture of clinical quantities of PS433540, and we are currently assessing our manufacturing needs for additional clinical trial supply of PS433540 as we review our clinical strategy for PS433540. We will evaluate whether to continue to rely on the manufacturing capabilities of our current third party vendors or whether some or all of the manufacturing process should be transferred to other contract manufacturers as we plan for our additional clinical trials. If our current supply of PS433540 becomes unusable, if our PS433540 supply is not sufficient to complete our clinical trials, or if we are unsuccessful in identifying a contract manufacturer or negotiating a manufacturing agreement on a timely basis and at an acceptable cost for our additional clinical trials, we could experience a delay in receiving an adequate supply of PS433540.

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

We are a small company, and our success depends in part on the continued service of key management and scientific personnel and our ability to identify, hire and retain additional personnel.  Our former president and chief executive officer resigned effective April 9, 2008.  We are currently engaged in a search for his successor, and the Chairman of our Board of Directors is serving as Interim President and Chief Executive Officer while we undertake that search.  Failure to identify and hire a permanent successor to our former president and chief executive officer could have a material adverse effect on our business, financial condition and results of operations.

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

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

On April 30, 2008, we held our Annual Meeting of Stockholders in Cranbury, New Jersey.  The following matters were submitted to a vote of security holders:

Our stockholders voted to elect the following Class I members of our Board of Directors for terms of three years each:

		Votes
Nominee	Votes For	Withheld
Frank Baldino, Jr. Ph. D.	19,891,063	4,564,958
Dennis H. Langer, M.D., J.D.	22,171,923	2,284,098

Our directors whose terms of office continued after the meeting include three Class II directors whose term expires in 2009, Carol A. Ammon, Paul A. Bartlett, Ph.D. and Joseph A. Mollica, Ph.D., and three Class III directors whose term expires in 2010, Steven J. Burakoff, M.D., Bruce A. Peacock and Martin H. Soeters.

Our stockholders voted as follows to ratify the appointment of Ernst & Young LLP as our independent external auditors for the fiscal year ending December 31, 2008: 24,421,452 shares were voted in favor of ratification, 33,263 shares were voted against ratification, 1,305 shares abstained from voting, and there were no broker non-votes.

Our stockholders voted as follows to approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 50,000,000 to 100,000,000.  21,599,788 shares were voted in favor of the amendment, 2,849,973 shares were voted against the amendment, 6,257 shares abstained from voting, and there were no broker non-votes.

Our stockholders voted as follows to approve the Amended and Restated 2004 Stock Incentive Plan (the “Plan”) which increased the number of shares available for issuance there under: 14,238,197 shares were voted in favor of the Plan, 4,211,304 shares were votes against the Plan, 11,593 shares abstained from voting, and 5,994,928 shares were broker non-votes.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibits.

10.1	Amended and Restated 2004 Stock Incentive Plan. (1)(2)

10.2	Amendment No. 1 to Amended and Restated 2004 Stock Incentive Plan. (1)(2)

10.3	Amendment No. 2 to Amended and Restated 2004 Stock Incentive Plan. (1)(2)

10.4	Form of Restricted Stock Unit Agreement. (1)(2)

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

PHARMACOPEIA, INC.

Date: July 31, 2008	By:	/s/ Joseph A. Mollica, Ph.D.
Joseph A. Mollica, Ph.D.
Chairman of the Board and Interim President and Chief Executive Officer

(Principal Executive Officer)

	By:	/s/ Brian M. Posner
Brian M. Posner
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer and Chief Accounting Officer)

PHARMACOPEIA, INC.

INDEX TO EXHIBITS

Exhibits.

10.1	Amended and Restated 2004 Stock Incentive Plan. (1)(2)

10.2	Amendment No. 1 to Amended and Restated 2004 Stock Incentive Plan. (1)(2)

10.3	Amendment No. 2 to Amended and Restated 2004 Stock Incentive Plan. (1)(2)

10.4	Form of Restricted Stock Unit Agreement. (1)(2)

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