Form 10-Q
period 2008-09-30
PHARMACOPEIA INC
filed 2008-11-06
CIK 1273013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐   Accelerated filer   ☒   Non-accelerated filer  ☐   Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 3, 2008
Common Stock, $0.01 par value	29,861,817

PHARMACOPEIA, INC.

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Pharmacopeia, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$33,436	$30,186
Marketable securities	—	41,129
Prepaid expenses and other current assets	822	2,026
Total current assets	34,258	73,341

Property and equipment, net	14,053	14,840
Deferred compensation plan assets	1,571	2,073
Other assets	144	144
Total assets	$50,026	$90,398

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,294	$2,871
Accrued and other liabilities	9,838	6,928
Accrued restructuring, current portion	1,773	—
Deferred revenue, current portion	23,001	22,398
Notes payable, current portion	1,260	1,069
Warrant liability	472	4,205
Total current liabilities	38,638	37,471

Deferred revenue, long-term	19,702	24,769
Deferred compensation plan liabilities	1,571	2,073
Notes payable, long-term	2,422	3,001
Accrued restructuring, long-term	311	—

Commitments and contingencies

Stockholders’ (deficit) equity:
Preferred stock, $.01 par value, 2,500,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 29,834,494 and 29,630,931 shares issued and outstanding, respectively	298	296
Additional paid-in capital	124,215	121,785
Accumulated deficit	(137,131)	(98,997)
Total stockholders’ (deficit) equity	(12,618)	23,084
Total liabilities and stockholders’ (deficit) equity	$50,026	$90,398

See accompanying notes to these unaudited consolidated financial statements

Pharmacopeia, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Revenue
Net revenue	$5,922	$5,089	$18,008	$16,395

Operating Expenses
Collaborative research and development expense	5,331	5,775	20,466	16,697
Proprietary research and development expense	6,825	9,514	24,777	21,965
General and administrative expense	3,745	2,566	11,209	8,025
Restructuring expense	3,173	—	4,868	—
Total operating expenses	19,074	17,855	61,320	46,687
Operating loss	(13,152)	(12,766)	(43,312)	(30,292)
Other income	—	—	700	94
Interest income	166	1,142	1,053	2,686
Interest and other expense, net	(103)	(15)	(306)	(20)
Decrease (increase) in warrant liability	2,272	(57)	3,733	(1,125)
Loss before income taxes	(10,817)	(11,696)	(38,132)	(28,657)
Provision for (benefit from) income taxes	—	—	2	(52)
Net loss	$(10,817)	$(11,696)	$(38,134)	$(28,605)

Net loss per share:
- Basic and diluted	$(0.36)	$(0.40)	$(1.28)	$(1.07)

Weighted average number of common stock shares outstanding:
- Basic and diluted	29,756,487	29,566,714	29,730,928	26,737,034

See accompanying notes to these unaudited consolidated financial statements

Pharmacopeia, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Nine Months
	Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,134)	$(28,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,188	1,690
Change in warrant liability	(3,733)	1,125
Contribution of stock to 401(k) Plan	405	342
Share-based compensation	2,018	1,604
Fixed asset write-offs	256	—
Changes in assets and liabilities:
Accounts receivable	—	3,993
Prepaid expenses and other current assets	1,584	(139)
Other assets	—	30
Accounts payable	(577)	242
Accrued and other liabilities	2,910	2,043
Accrued restructuring	2,084	—
Deferred revenue	(4,464)	16,205
Net cash used in operating activities	(35,463)	(1,470)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,657)	(3,349)
Purchases of marketable securities	—	(20,000)
Proceeds from sale and maturities of marketable securities	40,750	2,980
Net cash provided by (used in) investing activities	39,093	(20,369)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from registered equity offering, net	—	37,070
Proceeds from issuance of common stock related to compensation plans	8	760
Proceeds from borrowings of notes payable	416	2,290
Repayments of notes payable	(804)	(93)
Net cash (used in) provided by financing activities	(380)	40,027
Net increase in cash and cash equivalents	3,250	18,188
Cash and cash equivalents, beginning of period	30,186	43,099
Cash and cash equivalents, end of period	$33,436	$61,287

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

On September 24, 2008, Pharmacopeia entered into an Agreement and Plan of Merger with Ligand Pharmaceuticals Incorporated (Ligand), Marguax Acquisition Corp., a wholly-owned subsidiary of Ligand, and Latour Acquisition, LLC, a wholly-owned subsidiary of Ligand.  The Company currently expects the merger transaction to close by January 2009, subject to approval by the Company’s stockholders, certain regulatory clearances and other closing conditions.  See Note 3 to the Unaudited Consolidated Financial Statements for further disclosure of the Merger Agreement.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Pharmacopeia UK Holdings Limited (Pharmacopeia UK), which was formed in March 2007. All intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue from milestones is recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, and the Company has no further performance obligations relating to that event, and (ii) collectibility is reasonably assured. If these criteria are not met, the milestone payment is recognized over the remaining period of the Company’s performance obligations under the arrangement. Royalties are recognized as earned in accordance with the terms of various research and collaboration agreements.

Share-based Compensation

The Company’s share-based compensation is accounted for in accordance with the fair value recognition provisions of SFAS No. 123 (revised 2004) “Share-Based Payments” (SFAS 123R).

Under SFAS 123R, the Company uses the Black-Scholes option-pricing model to estimate the fair value of the share-based awards as of the grant date. The Black-Scholes model, by its design, is highly complex and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of judgment are the estimated lives of the share-based awards and the estimated volatility of the Company’s stock price. The Black-Scholes model is sensitive to changes in these two data inputs. Beginning in fiscal year 2006, the Company calculated the estimated life of stock options granted using a “simplified” method, which is based on the average of the vesting term and the actual term of the option, as a result of guidance from the SEC contained in SAB 107 permitting the initial use of this method through 2007. In December 2007, the SEC issued SAB 110, which became effective January 1, 2008, expressing the expectation that companies should be employing information from internal or external sources about employee stock option exercise behavior when developing estimates of expected term as they relate to stock option valuations. SAB 110 states that the SEC will continue to accept the use of the “simplified” method beyond December 31, 2007 under certain circumstances. The Company evaluated the exercise behavior of its employees for stock options granted since its spin-off from Accelrys in April 2004 and determined that the exercise history was an inadequate measure of the expected term of its stock options.  Therefore, the Company has continued its use of the simplified method as prescribed in SAB 107. Expected stock price volatility is typically based on the daily historical trading data from an appropriate point in time through the last day of the applicable period. Because the Company’s historical trading data only dates back to May 3, 2004, the first trading date after its spin-off from Accelrys, the Company has estimated expected volatility using an analysis of the stock price volatility of comparable companies in its industry.

Warrant Liability

The Company, in accounting for its warrants, follows EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19), which provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. Under EITF 00-19, to qualify as permanent equity, an equity derivative, including warrants, must permit the Company to settle in unregistered shares. Under securities law, if the warrants were issued in connection with a public offering and have a cash settlement feature at the holder’s option, the Company does not have the ability to settle in unregistered shares. Therefore, the warrants cannot be classified as permanent equity and are instead classified as a liability. The approximately 1,450,000 warrants that the Company issued as part of its equity financing in October 2006 meet this criteria, and their fair value has been recorded as a liability in the accompanying balance sheets. Other warrants the Company had previously issued qualify as permanent equity and do not require remeasurement.

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

Accounting for Uncertain Tax Positions

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FAS Statement No. 109” (FIN 48). FIN 48 applies to all uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”, and is intended to result in increased relevance and comparability in financial reporting of income taxes and to provide more information about the uncertainty in income tax assets and liabilities. The Company will recognize potential interest and penalties related to income tax positions as a component of the benefit or provision for income taxes on the consolidated statements of operations in any future periods in which the Company must record a liability. Because the Company has not recorded such a liability at September 30, 2008, there is no impact to the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.

Concentrations of Risk

See Note 5 and Note 6 to the Unaudited Consolidated Financial Statements regarding Concentrations of Risk as they relate to the Company’s revenue concentrations.

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

In February 2008, the FASB issued FASB Staff Position (FSP) 157-b which delayed the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected a partial deferral of Statement 157 under the provisions of FSP 157-b and, effective January 1, 2008, the Company adopted SFAS 157 for those assets and liabilities that are remeasured at fair value on a recurring basis. This partial adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2008.

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008:

		Basis of Fair Value Measurements
	As of September 30,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	2008	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$33,436	$33,436	$—	$—
Deferred compensation plan assets	1,571	1,571	—	—

Total assets measured at fair value	$35,007	$35,007	$—	$—

Percentage of total assets	70%	70%	—	—

Liabilities
Warrant liability	$472	$—	$472	$—
Deferred compensation plan liabilities	1,571	—	1,571	—

Total liabilities measured at fair value	$2,043	$—	$2,043	$—

Percentage of total liabilities	3%	—	3%	—

As noted above, the fair value of the Company’s cash and cash equivalents and deferred compensation plan assets are determined using quoted market prices in active markets. The fair value of the deferred compensation plan liabilities is based upon significant observable inputs such as the fair value of the underlying securities of the deferred compensation plan and the Company’s credit risk. The fair value of the warrant liability is determined using the Black-Scholes option-pricing model, which uses certain significant observable inputs, including stock price (quoted market prices in active market), warrant exercise price (defined in warrant agreement), expected life of warrant (defined in warrant agreement), dividend yields (determined by the Company), and risk-free interest rate (quoted market prices based on expected life assumption). The only input in the Black-Scholes option-pricing model that is not readily observable is the expected stock price volatility. Because the Company’s historical trading data only dates back to May 3, 2004, the first trading date after its spin-off from Accelrys, the Company estimates its expected volatility using an analysis of the stock price volatility of comparable companies in its industry. The fair value of the warrant liability is subject to significant fluctuations and has ranged from approximately $0.5 million as of September 30, 2008 to approximately $5.5 million as of September 30, 2007. These fluctuations have primarily resulted from fluctuations in the market price of the Company’s common stock, which ranged from $1.49 per share to $5.72 per share at the Company’s quarterly remeasurement dates since September 30, 2007. Changes in the warrant liability are recorded in the statement of operations as income (decreases) or expense (increases).

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits reporting entities to choose to measure eligible financial assets or liabilities, which include marketable securities available-for-sale and equity method investments, at fair value at specified election dates, or according to a pre-existing policy for specific types of eligible items. Unrealized gains and losses for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS 159, which was effective January 1, 2008, did not have any impact on its consolidated financial statements as of and for the three and nine month periods ended September 30, 2008.

Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities

In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007. The Company’s adoption of EITF 07-3, which was effective January 1, 2008, did not have a material effect on its consolidated financial statements as of and for the three and nine month periods ended September 30, 2008.

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

3. Agreement and Plan of Merger with Ligand Pharmaceuticals Incorporated

On September 24, 2008, Pharmacopeia entered into an Agreement and Plan of Merger with Ligand, Marguax Acquisition Corp., a wholly-owned subsidiary of Ligand (Merger Sub 1), and Latour Acquisition, LLC, a wholly-owned subsidiary of Ligand (Merger Sub 2) (the Merger Agreement).  The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Company will merge with and into Merger Sub 1, with the Company continuing as the surviving entity (the Intermediate Surviving Corporation), and immediately thereafter the Intermediate Surviving Corporation will merge with and into Merger Sub 2, with Merger Sub 2 continuing as the surviving entity (collectively, the Merger).  The Company’s and Ligand’s Boards of Directors have each approved the Merger and the Merger Agreement.  The Company currently expects the Merger to close by January 2009 subject to approval by the Company’s stockholders, certain regulatory clearances and other closing conditions.

If the Merger Agreement is adopted by Pharmacopeia’s stockholders and the other conditions to the mergers are satisfied or waived, upon completion of the Merger, Ligand would issue approximately 0.58 of a share for each share of Pharmacopeia common stock outstanding immediately prior to the effective time of the Merger, subject to certain adjustments for cancelled stock options. However, this exchange ratio is fixed only if the value of a share of Ligand common stock (the Ligand Common Stock Value) falls within the range between $3.00 and $3.75. Otherwise, the following will apply:

• if the Ligand Common Stock Value is greater than $3.75 but not greater than $4.50, the overall transaction value will be fixed at $66.0 million, and the exchange ratio will decrease as prices increase within the range;

• if the Ligand Common Stock Value is greater than $4.50, then the exchange ratio will be approximately 0.49;

• if the Ligand Common Stock Value is equal to or greater than $2.38 but less than $3.00, then the exchange ratio will increase as prices decrease within the range (provided that if the Ligand Common Stock Value is less than $2.93, the exchange ratio will not exceed approximately 0.60), subject to specified limitations in the Merger Agreement. Under this scenario, in addition to receiving shares of Ligand common stock, Pharmacopeia stockholders will be entitled to receive cash consideration for an overall transaction value fixed at $52.8 million; or

• if the Ligand Common Stock Value is less than $2.38, then the exchange ratio will be approximately 0.60. Under this scenario, in addition to receiving shares of Ligand common stock, Pharmacopeia stockholders will be entitled to receive a proportionate share of $10.0 million in cash.

At the closing of the Merger, the Company, Ligand and a rights agent will enter into a Contingent Value Rights Agreement (the CVR Agreement). The CVR Agreement sets forth the rights that former Company stockholders will have with respect to each Contingent Value Right (CVR) to be held by them after the closing of the Merger. The CVR Agreement provides for the payment of an aggregate of $15.0 million in cash payable to the holders of the CVRs if, on or prior to December 31, 2011, Ligand enters into a license or sale agreement related to Pharmacopeia’s PS433540 program or any other agreement for the development, marketing or sale of the PS433540 program, or any option to enter into such agreement, with any party other than Bristol-Myers Squibb Company (BMS) or any of its affiliates. The potential values of consideration to be received by Pharmacopeia stockholders in the Merger discussed above exclude any potential CVR payments.

Ligand will issue between approximately 14,000,000 and 18,976,461 shares of common stock to Pharmacopeia stockholders in the Merger, depending on the market price of Ligand’s common stock during the twenty consecutive trading days ending at the close of trading on the fifth trading day prior to the date of the special meeting of Pharmacopeia stockholders. Each share of Ligand common stock that is issued in connection with the Merger will be accompanied by a right under Ligand’s rights agreement.

The Company has made customary representations, warranties and covenants in the Merger Agreement. Consummation of the Merger is subject to customary conditions, including (i) approval of the Merger Agreement and Merger by the stockholders of the Company, (ii) absence of any law or order prohibiting the consummation of the Merger, (iii) expiration or termination of the applicable Hart-Scott-Rodino waiting period, (iv) subject to certain exceptions, the accuracy of the representations and warranties and (v) the absence of any material adverse effect on the Company.

The Merger Agreement contains certain termination rights for both the Company and Ligand, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Ligand a termination fee of approximately $3.4 million or to reimburse Ligand for certain of its actual documented reasonable expenses, subject to a cap of $1.4 million.

On October 20, 2008, Ligand filed with the SEC a Registration Statement on Form S-4, which included a proxy statement of the Company and other relevant materials in connection with the proposed transaction. The proxy statement, once finalized, will be mailed to the Company’s stockholders.

4. Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

On September 30, 2008, the Company received a notice from the Staff of The NASDAQ Stock Market (the Staff) indicating that the Company is not in compliance with the continued listing requirements of The NASDAQ Global Market under NASDAQ Marketplace Rule 4450(b)(1)(A) (the Rule).  The Company received this notice because the market value of its listed securities was below $50.0 million for 10 consecutive trading days.  The notice further states that the Company is not in compliance with the alternative test under NASDAQ Marketplace Rule 4450(b)(1)(B), which requires total assets and total revenue of $50.0 million each for the most recently completed fiscal year or two of the last three most recently completed fiscal years.   In accordance with NASDAQ Marketplace Rule 4450(e)(4), the Company was provided 30 calendar days, or until October 30, 2008, to regain compliance with the Rule.

The Company did not regain compliance and accordingly, on November 4, 2008, received a further notice from the Staff indicating that the Company’s securities were subject to delisting unless the Company timely requested a hearing before a NASDAQ Listing Qualifications Panel (the Panel).  The Company intends to request a hearing, which will automatically stay the delisting of the Company’s common stock pending the issuance of the Panel’s decision after the hearing.  The Company plans to exercise diligent efforts to maintain the listing of its common stock on NASDAQ, but there is no assurance that it will be successful in doing so.

5. License Agreements with Bristol-Myers Squibb (DARA program and SARM program)

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

Under the terms of the DARA License Agreement, in lieu of an up-front cash payment, the Company is providing BMS a set of compound libraries, over a period of approximately three years following the execution of the DARA License Agreement. In the event the Company fails to deliver such compound libraries to BMS, the Company would be required to make cash payments to BMS on a pro rata basis of up to $0.8 million as of September 30, 2008; however, the Company expects to complete its delivery of these compound libraries by the end of the first quarter of 2009.

In March 2006, the Company estimated that the fair value of the compound library services to be provided to BMS was approximately $2.0 million. In accordance with SFAS 2 “Accounting for Research and Development Costs,” the Company recorded a non-cash charge of $2.0 million to proprietary research and development expense related to the acquisition of the license to the DARA program during the year ended December 31, 2006. The Company also recorded deferred revenue of approximately $2.0 million during the year ended December 31, 2006, which represented the estimated fair value of the compound library services it is to provide to BMS under the DARA License Agreement.  In June 2008, the Company increased its estimate of the fair value of the compound library services it is providing to BMS to approximately $2.2 million.  The increase related to an increase in costs associated with providing such services.  Included in deferred revenue as of September 30, 2008 was approximately $1.0 million, all of which was classified as deferred revenue, current portion.  During the three months ended September 30, 2008 and 2007, the Company did not recognize any revenue in connection with these compound library services. During the nine months ended September 30, 2008, the Company recognized approximately $429 thousand of revenue in connection with these compound library services.  During the nine months ended September 30, 2007, the Company did not recognize any revenue in connection with these compound library services.

The Company incurred expense of $2.0 million and $3.0 million during the three and nine month periods ended September 2007, respectively, related to milestone payments it paid to BMS for the achievement of certain clinical and regulatory events.  These expenses were recorded as proprietary research and development expense in the respective periods. The Company is obligated to pay BMS additional milestone payments upon the achievement, if any, of further successive clinical and regulatory events in the United States and certain other jurisdictions, and royalties on sales of products, if any, resulting from the DARA program. BMS has a limited right of first negotiation in the event that the Company desires to license compounds that are the subject of the DARA License Agreement to a third party other than BMS.

SARM License Agreement

In October 2007, the Company entered into an agreement to acquire the development and commercialization rights to its SARM program from BMS (the SARM License Agreement), including PS178990, a product candidate in Phase 1 clinical development. In consideration for the licenses to the SARM program, the Company entered into a discovery collaboration agreement with BMS (the Discovery Collaboration Agreement) to provide a portion of the Company’s medicinal chemistry resources to a BMS discovery program unrelated to the SARM program for a period up to three years.  The Discovery Collaboration Agreement provides that each such year, the Company will provide a fixed number of full time workers for the BMS discovery program, divided between employees located at the Company’s corporate headquarters in Cranbury, New Jersey and contracted headcount located outside the United States.  Following the reduction in workforce the Company implemented in August 2008, the Company has provided fewer employees located at the Company’s corporate headquarters in Cranbury, New Jersey than contemplated under the Discovery Collaboration Agreement. However, as stated above, the Company’s worker commitment is an annual requirement and compliance with such requirement will be evaluated under the Discovery Collaboration Agreement on that basis.

The Company estimated that the fair value of the medicinal chemistry resources to be provided to BMS under the Discovery Collaboration Agreement is approximately $9.2 million. In accordance with SFAS 2, the Company recorded a non-cash charge of $9.2 million to proprietary research and development expense related to the acquisition of the license to the SARM program during the year ended December 31, 2007. The Company also recorded deferred revenue of approximately $9.2 million during the year ended December 31, 2007, which represented the estimated fair value of the medicinal chemistry resources the Company is to provide to BMS under the Discovery Collaboration Agreement.  As of September 30, 2008, included in deferred revenue was approximately $7.2 million, of which $5.3 million was classified as long-term. For the three and nine month periods months ended September 30, 2008, the Company recognized revenue of approximately $0.5 million, or 9% of net revenue, and approximately $2.1 million, or 11% of net revenue, respectively, in connection with the medicinal chemistry resources it provided to BMS.

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

6. Significant Collaborations

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

Since the inception of the GSK Agreement, the Company has received $15.0 million in connection with initial discovery activities the Company is obligated to perform under the GSK Agreement. The Company recorded deferred revenue of approximately $14.5 million associated with these payments, net of the fair value of the warrants described below. The Company has also earned non-refundable milestone payments totaling $3.0 million from GSK related to the identification of six lead compounds. These milestone payments were also recorded as deferred revenue due to the Company’s continuing performance obligations under the GSK Agreement. Included in deferred revenue as of September 30, 2008 was approximately $12.0 million, of which approximately $6.9 million was classified as long-term. The Company recognizes revenue on a proportional performance basis as it performs the required discovery activities in an amount from time to time less than or equal to the non-refundable portion of payments received in connection with the GSK Agreement. The Company’s revenue under the GSK Agreement accounted for approximately $1.3 million, or 22% of net revenue, and approximately $0.5 million, or 9% of net revenue, for the three months ended September 30, 2008 and 2007, respectively.  The Company’s revenue under the GSK Agreement accounted for approximately $3.5 million, or 20% of net revenue, and approximately $1.2 million, or 7% of net revenue, for the nine months ended September 30, 2008 and 2007, respectively.  The initial research term of the GSK Agreement expires in March 2011.

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

The companies each have certain exclusive rights to develop and commercialize products resulting from the JAK3 program and the alliance. The Company retains the right to develop and commercialize therapeutic products for the treatment of dermatological and ocular diseases employing topical administration, and Wyeth has the right to develop human therapeutic products for all other indications and routes of delivery. Under the terms of the Wyeth Agreement, the Company has received an up-front non-refundable $5.0 million cash payment, approximately $6.1 million in quarterly research funding, and a non-refundable milestone payment $500 thousand. The Company may also receive an additional $3.1 million over the remaining portion of the initial three-year research term, which expires in December 2009. In addition, the Company may receive up to $175.0 million if Wyeth achieves preclinical and clinical development and regulatory and commercialization milestones, as well as double-digit royalties on the net sales of any products commercialized by Wyeth under the alliance. Each company is responsible for all development, regulatory, manufacturing and commercialization activities for any products it develops and commercializes in its field.

The revenue for this research is recognized on a proportional performance basis, which is expected to approximate straight-line recognition of revenue over the initial three year term of the alliance. For the three months ended September 30, 2008 and 2007, the Company recognized revenue of approximately $1.3 million, or 22% of net revenue, and approximately $1.2 million, or 23% of net revenue, respectively, under the Wyeth Agreement. For the nine months ended September 30, 2008 and 2007, the Company recognized approximately $3.7 million, or 20% of net revenue, and approximately $3.5 million, or 21% of net revenue, respectively, under the Wyeth Agreement.  As of September 30, 2008, approximately $3.3 million was recorded in deferred revenue, of which approximately $0.5 million was classified as long-term.

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

As stated above, under the Cephalon Agreement, the Company received a non-refundable payment of $15.0 million and is principally responsible for performing medicinal chemistry research. The revenue for this research is recognized on a proportional performance basis.  Included in deferred revenue at September 30, 2008 was approximately $3.8 million related to the Cephalon Agreement, all of which was classified as deferred revenue, current portion. The Company recognized revenue of approximately $0.8 million, or 14% of net revenue, and $1.3 million, or 25% of net revenue, for the three month period ended September 30, 2008, and 2007, respectively, under the Cephalon Agreement. For the nine months ended September 30, 2008 and 2007, the Company recognized approximately $3.3 million, or 19% of net revenue, and approximately $3.8 million, or 23% of net revenue, respectively, under the Cephalon Agreement.  The initial research term of the Cephalon Agreement expires in May 2009.

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

Following the reduction in workforce the Company implemented in August 2008, the Company has provided fewer employees to work on the Cephalon collaboration than contemplated under the Cephalon Agreement. The Company and Cephalon are currently negotiating with respect to an early wind-down of the Company’s remaining obligations under the Cephalon Agreement.

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

Since inception of the 2007 Schering-Plough Agreement, the Company has received an up-front payment of $15.0 million, $1.0 million for the transfer of rights to certain programs from the 2002 Collaboration, and $7.0 million in quarterly research funding. The 2007 Schering-Plough Agreement provides that the Company may also receive up to an additional $4.0 million per year in quarterly research funding over the remaining portion of the five-year research term of the alliance, which began in February 2007. The 2007 Schering-Plough Agreement also provides that the Company waives its rights to receive further compensation (e.g., future milestone and royalty payments) with respect to programs resulting from lead series identified by the Company and delivered to Organon under the 2002 Collaboration and certain other programs from earlier agreements.

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

The revenue associated with the research the Company performs under the 2007 Schering-Plough Agreement is recognized on a proportional performance basis. The Company has received $23.0 million in connection with the 2007 Schering-Plough Agreement which the Company recorded as deferred revenue. Included in deferred revenue as of September 30, 2008 was approximately $15.4 million related to the 2007 Schering-Plough Agreement, of which approximately $6.9 million was classified as deferred revenue, long-term. For the three months ended September 30, 2008 and 2007, the Company recognized revenue of approximately $1.9 million, or 32% of net revenue, and approximately $1.0 million, or 20% of net revenue, respectively, in connection with the 2007 Schering-Plough Agreement.  For the nine months ended September 30, 2008, the Company recognized revenue of approximately $4.7 million, or 26% of net revenue, in connection with the 2007 Schering-Plough Agreement. For the nine months ended September 30, 2007, the Company recognized approximately $2.4 million, or 15% of net revenue, under the 2007 Schering-Plough Agreement and the 2002 Collaboration, the research term of which ended February 2007.

Both Pharmacopeia and Schering-Plough have the right to terminate the 2007 Schering-Plough Agreement under certain specified circumstances at any time during the term of the 2007 Schering-Plough Agreement. In addition, the Company and Schering-Plough each have the right to terminate the 2007 Schering-Plough Agreement under other circumstances that are customary in these types of agreements. Further, each party has the right, upon  prior written notice provided to the other party at any time beginning two and one-half years after February 8, 2007, to terminate the research portion of the alliance and/or the 2007 Schering-Plough Agreement. Such a termination of the research portion of the alliance by Schering-Plough would not apply to Schering-Plough’s obligations with respect to any program developed by the alliance that Schering-Plough is advancing or to therapeutic candidates with respect to which the Company has previously exercised its option to purchase the right to co-develop and co-commercialize. Should Schering-Plough exercise its discretionary termination right, there are no provisions in the 2007 Schering-Plough Agreement that would require the Company to refund payments received under the 2007 Schering-Plough Agreement. If the Company exercises its discretionary termination right, under certain circumstances, it could be subject to a termination fee of $5.0 million. Whether or not the Company is subject to the termination fee is based upon when during the term of the 2007 Schering-Plough Agreement the Company’s discretionary termination right is exercised. However, until such time as the Company is no longer subject to the termination fee, there will be no instances where the deferred revenue associated with the 2007 Schering-Plough Agreement would be amortized below $5.0 million.

Additional Collaboration and License Agreements with Schering-Plough

Separate from the 2007 Schering-Plough Agreement, in April 2007 the Company completed its research activities under its other agreements with Schering-Plough. Under the terms of the Company’s agreements with Schering-Plough in which the Company’s research activities have ceased, the cessation of those research activities did not affect other areas of those collaborations, including the ongoing Phase 2 and Phase 1 clinical trials and preclinical programs that Schering-Plough is conducting. The Company continues to be entitled to payments resulting from the successful achievement by Schering-Plough, if any, of clinical milestones, as well as royalty payments from sales, if any, of products resulting from compounds already delivered by the Company and accepted by Schering-Plough under those collaborations.

For the three and nine months ended September 30, 2008, the Company did not recognize any revenue under its collaborations with Schering-Plough in which its research activities ceased in April 2007.  For the three and nine months ended September 30, 2007, the Company recognized revenue of approximately $1.0 million related to milestone achievements, or 20% of net revenue, and approximately $3.8 million, or 23% of net revenue, including $3.0 million in milestone revenue, related to those collaborations, respectively.

Other Items

In the three and nine months ended September 30, 2008, the Company recognized approximately $0.5 million, or 9%, and  approximately $2.5 million, or 14%, of net revenue, in connection with its Discovery Collaboration Agreement and DARA License Agreement with BMS. There was no revenue recognized in the three and nine months ended September 30, 2007 in connection with its Discovery Collaboration Agreement or its DARA License Agreement with BMS.  See Note 5 above for further discussion of the Company’s Discovery Collaboration Agreement and DARA License Agreement with BMS.

Except as disclosed above, no other collaborator accounted for more than 10% of the Company’s total revenue in the three and nine month periods ended September 30, 2008.

7. Business Segment and Geographical Information

The Company classifies its business operations in one operating segment. All of the Company’s revenues are generated from this segment. Revenue was derived from collaborators located in the following geographic regions:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Customers located in:
United States	68%	70%	74%	67%
Europe	32%	30%	26%	33%

8. Share-based Compensation

The fair value of the Company’s equity awards were estimated at the date of grant using the Black-Scholes option-pricing model with the following ranges of assumptions:

Black-Scholes Assumptions

	2008	2007
Dividend yield	0%	0%
Expected volatility	70-75%	80-90%
Risk-free interest rate	3.04-3.45%	4.39-4.60%
Expected life (years)	6.25	6.25

For the three months ended September 30, 2008 and 2007, total share-based compensation costs related to stock options were approximately $263 thousand, and $556 thousand, respectively.  For the three months ended September 30, 2008, the Company also incurred share based compensation costs related to restricted stock unit awards (RSUs) of approximately $227 thousand, which included approximately $42 thousand relating to the accelerated vesting of RSUs of a former executive of the Company in September 2008. There was no expense related to RSUs during the three months ended September 30, 2007.

For the nine months ended September 30, 2008 and 2007, total share-based compensation costs related to stock options were approximately $1.5 million and $1.6 million, respectively.  For the nine months ended September 30, 2008 and 2007, the Company also incurred share based compensation costs related to restricted stock unit awards of approximately $490 thousand, which included approximately $177 thousand relating to the accelerated vesting of RSUs of certain former executives of the Company, and $13 thousand, respectively.

As of September 30, 2008, there was approximately $4.0 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option grants which are expected to be recognized over a weighted average period of 2.3 years. In addition, as of September 30, 2008, there was approximately $0.3 million of unrecognized compensation costs, net of estimated forfeitures, related to RSU grants which are expected to be recognized over a weighted average period of 1.1 years. There were no cash proceeds from options exercised during the three months ended September 30, 2008. Cash proceeds from options exercised during the three months ended September 30, 2007 were approximately $130 thousand. Cash proceeds from options exercised during the nine months ended September 30, 2008 and 2007 were approximately $8 thousand and $760 thousand, respectively.

9. Line of Credit / Notes Payable

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

As of September 30, 2008, the aggregate balance of term loans originated under the Line of Credit was approximately $3.7 million, of which approximately $2.4 million was classified as notes payable, long-term. Interest rates on these term loans range from 10.08% to 10.28%. Additionally, the Company had approximately $0.3 million available for borrowings under the Line of Credit as of September 30, 2008.

10. Warrant Liability

In connection with its October 2006 financing, the Company issued approximately 1,450,000 warrants to purchase its common stock. Under EITF 00-19, to qualify as permanent equity, an equity derivative must permit the issuer to settle in unregistered shares. Under securities law, if the warrants were issued in connection with a public offering and have a cash settlement feature at the holder’s option, a company does not have the ability to settle in unregistered shares. Therefore, the warrants cannot be classified as permanent equity and are instead classified as a liability. The warrants that the Company issued as part of its equity financing in October 2006 meet this criteria, and have been recorded as a liability in the accompanying balance sheet. The fair value of the warrants was determined as of October 18, 2006, and the Company recorded a liability relating to the issuance of the warrants of approximately $4.5 million. Equity derivatives not qualifying for permanent equity accounting are recorded at fair value on the measurement date, and are remeasured at each reporting date until the warrants are exercised or have expired. Changes in the fair value of the warrants are reported in the statement of operations as income (decreases) or expense (increases).

At September 30, 2008, the fair value of the warrants decreased to approximately $0.5 million from approximately $2.7 million at June 30, 2008. As a result of this decrease, the Company recorded approximately $2.3 million in income in the statement of operations for the three months ended September 30, 2008. At September 30, 2007, the fair value of the warrants had increased to approximately $5.5 million from approximately $5.4 million at June 30, 2007. As a result of this increase, the Company recorded approximately $0.1 million expense in the statement of operations for the three months ended September 30, 2007.

As of September 30, 2008, the fair value of the warrants decreased to approximately $0.5 million from approximately $4.2 million as of December 31, 2007. As a result of this decrease, the Company recorded approximately $3.7 million in income in the statement of operations for the nine months ended September 30, 2008. At September 30, 2007, the fair value of the warrants had increased to approximately $5.5 million from approximately $4.4 million as of December 31, 2006. As a result of this increase, the Company recorded approximately $1.1 million in expense in the statement of operations for the nine months ended September 30, 2007.

The fair value of the warrants was calculated using the Black-Scholes option-pricing model with the following assumptions at the respective measurement dates:

	September 30,	December 31,
	2008	2007
Dividend yield	0%	0%
Expected volatility	70.00%	80.00%
Risk-free interest rate	2.63%	3.45%
Expected life (years)	3.55	4.30
Stock Price	$1.49	$4.77
Exercise Price	$5.14	$5.14

11. Commitments and Contingencies

DARA License Agreement with BMS

Under the terms of the DARA License Agreement, in lieu of an up-front cash payment, the Company is providing BMS a set of compound libraries, over a period of approximately three years following the execution of the agreement. As of September 30,

2008, the Company had approximately $1.0 million of deferred revenue related to compound libraries that the Company will provide after September 30, 2008. In the event the Company fails to deliver the aforementioned compound libraries to BMS, the Company would be required to make cash payments on a pro rata basis of up to approximately $0.8 million; however, the Company expects to complete its delivery of these compound libraries by the end of the first quarter of 2009.

In addition, the Company will pay BMS milestone payments upon the achievement of successive clinical and regulatory events in the United States and certain other jurisdictions, and royalties on sales of products, if any, resulting from the DARA program.

SARM License Agreement with BMS

In consideration for the licenses to the SARM program, in October 2007, the Company entered into the Discovery Collaboration Agreement with BMS. The Discovery Collaboration Agreement provides that the Company will apply a portion of its medicinal chemistry resources to a BMS discovery program that is unrelated to the SARM program for up to three years. The Discovery Collaboration Agreement also provides that each such year, the Company will provide a fixed number of full time workers for the BMS discovery program, divided between employees located at the Company’s corporate headquarters in Cranbury, New Jersey and contracted headcount located outside the United States.  Following the reduction in workforce the Company implemented in August 2008, the Company has been providing fewer employees located at the Company’s corporate headquarters in Cranbury, New Jersey than contemplated under the Discovery Collaboration Agreement. However, as stated above, the Company’s worker commitment is an annual requirement and compliance with such requirement will be evaluated under the Discovery Collaboration Agreement on that basis.

The Company recorded deferred revenue of $9.2 million, which approximates the fair value of the chemistry resources that the Company is to provide to BMS.  As of September 30, 2008, the Company had approximately $7.2 million of deferred revenue related to services that it is to provide under the Discovery Collaboration Agreement after September 30, 2008.

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

The Company’s role in the alliance is to (i) identify and (ii) advance molecules in chosen therapeutic programs to development stage and (iii) subject to certain provisions in the GSK Agreement, further develop the candidates to clinical demonstration of efficacy in humans. As of September 30, 2008, the Company had approximately $12.0 million of deferred revenue related to services that are to be provided under the GSK Agreement by the Company after September 30, 2008.

Research and License Agreement with Wyeth

Under the Wyeth Agreement, the Company has received non-refundable payments of $11.6 million to support the Company’s research efforts. As of September 30, 2008, the Company had approximately $3.3 million of deferred revenue related to services that the Company is to provide under the Wyeth Agreement.

Collaboration and License Agreement with Cephalon

Under the Cephalon Agreement, the Company received an up-front, non-refundable payment of $15.0 million in June 2006 to support the Company’s research efforts. The Company is principally responsible for performing medicinal chemistry research over the alliance term. As of September 30, 2008, the Company had approximately $3.8 million of deferred revenue related to services that are to be provided under the Cephalon Agreement by the Company after September 30, 2008.

Following the reduction in workforce the Company implemented in August 2008, the Company has provided fewer employees to work on the Cephalon collaboration than contemplated under the Cephalon Agreement. The Company and Cephalon are currently negotiating with respect to an early wind-down of the Company’s remaining obligations under the Cephalon Agreement.

Collaboration and License Agreement with Schering-Plough

Under the 2007 Schering-Plough Agreement, the Company has received $23.0 million (the $15.0 million up-front payment, $1.0 million for the transfer of rights to certain programs from the 2002 Collaboration, and $7.0 million in quarterly research funding) since February 2007 to support its research efforts. As of September 30, 2008, the Company had approximately $15.4 million of deferred revenue related to services it is to provide under the 2007 Schering-Plough Agreement after September 30, 2008.

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

Merger Agreement

The Merger Agreement contains certain termination rights for both the Company and Ligand, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Ligand a termination fee of approximately $3.4 million or to reimburse Ligand for certain of its actual documented reasonable expenses, subject to a cap of $1.4 million.

Product Manufacturing Contracts

The Company has entered into contracts with third parties related to the manufacturing of materials that are to be used in connection with the Company’s clinical trials for PS433540. The termination provisions for these contracts are such that, as of September 30, 2008, the Company had aggregate commitments thereunder totaling approximately $2.3 million, which are expected to be fulfilled in the fourth quarter of 2008.

Milestone and Royalty Commitments

Under the terms of certain agreements to which the Company is a party, it is possible that the Company may become obligated to pay aggregate milestone payments totaling up to $247 million upon the achievement of successive clinical and regulatory events and royalties on sales of products, if any, resulting from programs for which the Company has development responsibility under such agreements. The Company will not be responsible for the payment of future milestone and/or royalty payments in the event that development of such a program is discontinued. Preclinical and clinical development of drug candidates is a long, expensive and uncertain process. At any stage of the preclinical or clinical development process, the Company may decide to discontinue the development of its product candidates. To date, none of the compounds to which the Company holds complete or partial rights has reached the stage of commercial product. The Company expects that its product candidates will not be commercially available for many years, if ever.

12. Restructuring Costs

In May 2008, the Company announced a reduction in its workforce of twenty-three positions, twenty of which were eliminated effective May 30, 2008 and the remaining three of which were eliminated by July 31, 2008 (the May 2008 Restructuring).  In addition, the Company streamlined its facilities.  As a result of the May 2008 Restructuring,  the Company recorded a restructuring charge of approximately $1.7 million during the three months ended June 30, 2008.

In August 2008, the Company announced a further reduction of its workforce by an additional sixty-four positions, one of which was eliminated effective September 5, 2008, fifty-nine of which were eliminated effective October 3, 2008, and the remaining four of which will be eliminated as of December 5, 2008 (the August 2008 Restructuring).  In addition, the Company recorded an impairment charge related to a leasehold improvement project that will not be completed. As a result of August 2008 Restructuring, the Company recorded a restructuring charge of approximately $3.2 million during the three months ended September 30, 2008.

The following table summarizes the activity and balance of the restructuring reserve as of September 30, 2008 (in thousands):

	Severance Cost for Involuntary Employee Terminations	Costs to Exit Leased Facility	Asset Impairment Related to Restructuring	Total
Restructuring expense	$4,229	$493	$146	$4,868
Utilization of Reserves:
Cash payments	(2,423)	(46)	(146)	(2,615)
Equity compensation	(177)	—	—	(177)
Accretion	—	8	—	8
Balance at September 30, 2008	$1,629	$455	$—	$2,084

Restructuring costs related to the Company’s facilities are comprised of the difference between the remaining lease obligations of the abandoned operating leases, which run through the year 2016, and the Company’s estimate of potential future sublease income, discounted to present value.

Included in Accrued restructuring, current portion as of September 30, 2008 was approximately $1.8 million relating to the current portion of the restructuring reserve. Included in Accrued restructuring, long-term was approximately $311 thousand relating to the long-term portion of the restructuring reserve.

13. Severance Costs

In April 2008, the Company recorded a charge of approximately $0.9 million in connection with a separation agreement between the Company and its former President and Chief Executive Officer. This severance cost was unrelated to the May 2008 Restructuring and the August 2008 Restructuring and was recorded as general and administrative expense in the Company’s statements of operations during the nine months ended September 30, 2008.

14. Related Party Transactions

A member of Pharmacopeia’s board of directors currently serves as the Chairman and Chief Executive Officer of Cephalon. In June 2006, the Company received an up-front non-refundable $15.0 million payment to support the Company’s research efforts under the Cephalon Agreement.  For the three and nine month periods ended September 30, 2008, the Company recognized revenue under the Cephalon Agreement of approximately $0.8 million or, 14% of net revenue, and $3.3 million, or 19% of net revenue, respectively. For the three and nine month periods ended September 30, 2007, the Company recognized revenue of approximately $1.3 million, or 25% of net revenue, and $3.8 million, or 23% of net revenue, respectively. Following the August 2008 Restructuring, the Company has provided fewer employees to work on the Cephalon collaboration than contemplated under the Cephalon Agreement. The Company and Cephalon are currently negotiating with respect to an early wind-down of the Company’s remaining obligations under the Cephalon Agreement.

A former member of Pharmacopeia’s clinical advisory board is affiliated with a contract research organization (CRO) that the Company contracted with to conduct one of its clinical trials. For the three months ended September 30, 2008 and 2007, the Company incurred expense of approximately $20 thousand and $406 thousand, respectively, related to the clinical trial this CRO conducted. In addition, the Company incurred expense of approximately $1.1 million and $440 thousand, respectively, related to this same clinical trial during the nine months ended September 30, 2008 and 2007, respectively.

15. Subsequent Event

Notice of Putative Class Action Complaint

On October 10, 2008, the Company received notice that a putative class action complaint was filed by Allen Heilman, one of its stockholders, against it and the members of the Company’s Board of Directors in the Superior Court of New Jersey, Mercer County (Equity Division).  The complaint generally alleges that the Board’s decision to enter into the Merger with Ligand, on the terms contained in the Merger Agreement constitutes a breach of fiduciary duty and gives rise to other unspecified state law claims.  The complaint alleges that the named plaintiff will seek “equitable relief,” including among other things, an order preliminarily and permanently enjoining the Merger.  The complaint also names Ligand and two of its wholly-owned subsidiaries as defendants.  The Company believes that the allegations in the complaint are without merit and intends to vigorously defend against this action.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements regarding us and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include those that express plan, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact.  These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. These forward-looking statements include statements about the following:

•                  our plans to merge our operations with those of Ligand, the timing of the Merger and consequences that could arise if the Merger is not consummated;

•                  our need and our ability to raise additional funds if  the Merger is not consummated;

•                  our plans to develop PS433540, a Phase 2 product candidate from our DARA program and our need and our ability to raise additional funds to attempt to further progress the DARA program; the medical indications for which we intend to pursue development of PS433540; and our existing and proposed Phase 2 and Phase 1 clinical studies with respect to PS433540;

•                  our ability to successfully perform under our agreements with BMS, GSK, Wyeth, Cephalon and Schering-Plough;

•                  our ability to further reduce our operating expenses;

•                  our anticipated operating results, financial condition, liquidity and capital resources;

•                  our estimates of the market opportunity for our product candidates;

•                  the expiration of the initial research terms of our alliances with Cephalon and Wyeth;

•                  our plans to develop PS178990, a Phase 1 product candidate from our SARM program, and PS031291, a preclinical development product candidate from our chemokine receptor CCR1 program;

•                  our ability to build our pipeline of novel drug candidates through our own internally-funded drug discovery and development programs and third party collaborations;

•                  our expectations concerning the development priorities of our collaborators, their respective abilities to successfully develop compounds and our receipt of milestones and royalties;

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

Our Merger with Ligand

On September 24, 2008, we entered into the Merger Agreement with Ligand, Merger Sub 1 and Merger Sub 2.  The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, we will merge with and into Merger Sub 1, with us continuing as the Intermediate Surviving Corporation and immediately thereafter the Intermediate Surviving Corporation will merge with and into Merger Sub 2, with Merger Sub 2 continuing as the surviving entity.  Our and Ligand’s Boards of Directors have each approved the Merger and the Merger Agreement. We currently expect the Merger to close by January 2009 subject to approval by our stockholders, certain regulatory clearances and other closing conditions.

If the Merger Agreement is adopted by our stockholders and the other conditions to the mergers are satisfied or waived, upon completion of the Merger, Ligand would issue approximately 0.58 of a share for each share of our common stock outstanding immediately prior to the effective time of the Merger, subject to certain adjustments for cancelled stock options. However, this exchange ratio is fixed only if the Ligand Common Stock Value falls within the range between $3.00 and $3.75. Otherwise, the following will apply:

• if the Ligand Common Stock Value is greater than $3.75 but not greater than $4.50, the overall transaction value will be fixed at $66.0 million, and the exchange ratio will decrease as prices increase within the range;

• if the Ligand Common Stock Value is greater than $4.50, then the exchange ratio will be approximately 0.49;

• if the Ligand Common Stock Value is equal to or greater than $2.38 but less than $3.00, then the exchange ratio will increase as prices decrease within the range (provided that if the Ligand Common Stock Value is less than $2.93, the exchange ratio will not exceed approximately 0.60), subject to specified limitations in the Merger Agreement. Under this scenario, in addition to receiving shares of Ligand common stock, our stockholders will be entitled to receive cash consideration for an overall transaction value fixed at $52.8 million; or

• if the Ligand Common Stock Value is less than $2.38, then the exchange ratio will be approximately 0.60. Under this scenario, in addition to receiving shares of Ligand common stock, our stockholders will be entitled to receive a proportionate share of $10.0 million in cash.

At the closing of the Merger, we, Ligand and a rights agent will enter into the CVR Agreement. The CVR Agreement sets forth the rights that our former stockholders will have with respect to each CVR to be held by them after the closing of the Merger. The CVR Agreement provides for the payment of an aggregate of $15.0 million in cash payable to the holders of the CVRs if, on or prior to December 31, 2011, Ligand enters into a license or sale agreement related to our PS433540 program or any other agreement for the development, marketing or sale of the PS433540 program, or any option to enter into such agreement, with any party other than BMS or any of its affiliates. The potential values of consideration to be received by our stockholders in the Merger discussed above exclude any potential CVR payments.

Ligand will issue between approximately 14,000,000 and 18,976,461 shares of common stock to our stockholders in the Merger, depending on the market price of Ligand’s common stock during the twenty consecutive trading days ending at the close of trading on the fifth trading day prior to the date of the special meeting of our stockholders. Each share of Ligand common stock that is issued in connection with the Merger will be accompanied by a right under Ligand’s rights agreement.

We have made customary representations, warranties and covenants in the Merger Agreement. Consummation of the Merger is subject to customary conditions, including (i) approval of the Merger Agreement and Merger by the our stockholders, (ii) absence of any law or order prohibiting the consummation of the Merger, (iii) expiration or termination of the applicable Hart-Scott-Rodino waiting period, (iv) subject to certain exceptions, the accuracy of the representations and warranties and (v) the absence of any material adverse effect on us.

The Merger Agreement contains certain termination rights for both us and Ligand, and further provides that, upon termination of the Merger Agreement under specified circumstances, we may be required to pay Ligand a termination fee of approximately $3.4 million or to reimburse Ligand for certain of its actual documented reasonable expenses, subject to a cap of $1.4 million.

On October 20, 2008, Ligand filed with the SEC a Registration Statement on Form S-4, which included our proxy statement and other relevant materials in connection with the proposed transaction. The proxy statement, once finalized, will be mailed to our stockholders.

Our Future as a Stand-Alone Company

As of September 30, 2008, we had cash, cash equivalents and marketable securities of approximately $33.4 million.  In addition, as of September 30, 2008, we had deferred revenue of approximately $42.7 million representing cash payments and licenses to certain product candidates we have received under our alliance and license agreements in exchange for research and development activities that are to be performed by us subsequent to September 30, 2008.  Our obligations to perform these research and development activities extend over multiple years and we expect that we will incur significant costs in fulfilling these obligations. If we do not consummate the Merger with Ligand and we remain an independent company, in order to progress our internal development programs and to satisfy our commitments to our corporate partners and our other contractual obligations, we will need to raise additional funds from one or a combination of approaches.  We may obtain funds by entering into arrangements with partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.  Additional capital may not be available on favorable terms, or at all.  Despite active efforts, we were not able to secure appropriate financing to further the development of our business during the period from November 2007 through August 2008.  We have curtailed our operations significantly since the beginning of 2008, and we may further curtail our current operations, perhaps significantly.

Our Internal Clinical Programs

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

In the event we were to remain an independent company and assuming we are able to raise sufficient funds to support the further development of the DARA program, the focus of our future development of PS433540 would be on the indication of diabetic nephropathy, which we believe would represent the best opportunity for us to pursue with our available financial resources.

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

In July 2008, we announced a reduction from 375 to approximately 250 subjects expected to be studied in Study 006, a Phase 2b clinical trial of PS433540 which is designed to further evaluate safety and efficacy of PS433540 in subjects with Stage I and Stage II hypertension.  Our decision to reduce the number of subjects in Study 006 was made after fully evaluating the efficacy and safety data reported from Study 008.  Study 006 will study 200 mg and 400 mg doses of PS433540 versus placebo and will also compare efficacy and safety data of PS433540 with that of irbesartan.  To date, there have been no serious adverse events that were attributed to study therapy in Study 006. We expect Study 006 to be completed in the fourth quarter of 2008.

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

In February 2008, we announced the nomination of PS031291 as a preclinical development compound from our internal chemokine receptor CCR1 program. PS031291 is a potent and highly selective antagonist at the chemokine receptor CCR1, which has been implicated in playing a significant role in multiple inflammatory and autoimmune disease processes. We believe PS031291 may possess significant potential in the treatment of various inflammatory diseases including rheumatoid arthritis. We initiated good laboratory practice (often referred to as GLP) toxicology studies on PS031291 in the second quarter of 2008, and those studies are ongoing.

Upon consummation of the Merger, Ligand will determine the course of future development of PS433540, PS178990, and PS031291.

We also have certain other agreements with leading pharmaceutical and biotechnology companies, including Schering-Plough, BMS and Celgene Corporation (Celgene), where we have completed our research activities and our partner is now responsible for the development of potential therapeutic products. Our collaborative research efforts with Schering Plough, BMS and Celgene have resulted in a portfolio that includes two partnered programs currently in Phase 2 clinical trials targeting chronic obstructive pulmonary disease (COPD), psoriasis and asthma in the first instance and psoriasis, rheumatoid arthritis and atherosclerosis in the second instance, as well as five partnered programs in active Phase 1 clinical trials targeting oncology, inflammatory, metabolic and respiratory diseases. Associated with these clinical development programs, we have received milestone payments from Schering-Plough, BMS and Celgene and, to the extent the compounds successfully progress through clinical development and registration, we will be entitled to receive additional milestone payments. We are also entitled to receive royalties on the commercial sale, if any, of drugs resulting from these collaborations. However, numerous additional studies are required to fully assess the potential of these clinical candidates before they reach the marketplace, and the results from preclinical and clinical studies conducted to date with these compounds are not necessarily indicative of the results that may be obtained in future clinical studies.

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

Clinical and preclinical development of product drug candidates is a long, expensive and uncertain process that requires us to raise funds from time to time to support our internal development programs.  In the event the Merger is not consummated and we remain an independent company, we will need to raise funds from one or a combination of approaches, which could include public and/or private financing, sale and/or partnering of one or more of our internal programs, and partnering of our internal drug discovery capabilities or other strategic initiatives. We continue to pursue the discovery and development of product candidates in both our internal and collaborative programs. Our financial commitment with respect to our internal programs will be consistent with our available capital resources. The product candidates described above are at early stages and none have received regulatory approval for commercial sale. All of the compounds face the substantial risk of failure inherent in drug discovery and development. At any stage of the clinical development process, we or our collaborators may decide to discontinue development of our product candidates. To date, none of the compounds in which we hold complete or partial rights has reached the stage of a commercial product and, although we have received license and milestone fees, we may never receive any sales revenues, royalty payments or any additional license and milestone fees, under our current or any future collaborations. We do not expect that our product candidates will be commercially available for many years, if ever.

Liquidity and Capital Resources

As of September 30, 2008, we had cash, cash equivalents and marketable securities of $33.4 million compared to $71.3 million at December 31, 2007, representing 67% and 79% of our total assets, respectively. We make investments in highly liquid investment-grade marketable securities, primarily consisting of securities and money market funds backed by the United States Treasury. As of September 30, 2008, our investment portfolio did not include any auction rate securities and has not been materially affected by the recent turmoil in the investment and credit markets.   In addition, as of September 30, 2008, we had deferred revenue of $42.7 million related to cash payments and licenses to certain product candidates that we have received under our alliances and license agreements in exchange for research and development activities that are to be performed by us subsequent to September 30, 2008.

The following is a summary of selected cash flow information for the nine months ended September 30, 2008 and 2007:

	Nine months ended September 30,
	2008	2007
Net loss	$(38,134)	$(28,605)
Adjustments for noncash operating items	1,134	4,761

Net cash operating loss	(37,000)	(23,844)
Net change in assets and liabilities	1,537	22,374

Net cash used in operating activities	$(35,463)	$(1,470)

Net cash provided by (used in) investing activities	$39,093	$(20,369)

Net cash (used in) provided by financing activities	$(380)	$40,027

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2008 was primarily due to cash used to fund both our proprietary internal drug research and development efforts, including our Phase 2 clinical trials for PS433540, and the fulfillment of our research and development performance obligations under our collaborations. We also paid approximately $3.5 million in severance payments related to the implementation of our May 2008 and August 2008 restructuring plans and the separation of our former President and Chief Executive Officer. The net cash used in operating activities was partially offset by the receipt of a $5.0 million payment received in March 2008 relating to additional research funding under the GSK Agreement.  Absent the receipt of the $5.0 million from GSK, our net cash used in operating activities would have been approximately $40.5  million during the nine months ended September 30, 2008.

Net cash provided by investing activities

Net cash provided by investing activities for the nine months ended September 30, 2008 related primarily to the maturity of marketable securities offset by capital expenditures related to our facilities and capital expenditures for research and development and information technology equipment and software.

Net cash used in financing activities

Net cash used in financing activities for the nine months ended September 30, 2008 consisted primarily of repayments of the loans originated under our Line of Credit, net of borrowings during the period.

Liquidity and Capital Resources Outlook

As of September 30, 2008, we had cash, cash equivalents and marketable securities of approximately $33.4 million. In addition, as of September 30, 2008, we had deferred revenue of approximately $42.7 million related to cash payments and licenses to certain product candidates that we have received under our alliances and license agreements in exchange for research and development activities that are to be performed by us subsequent to September 30, 2008.  Our cash used in operating activities for the nine months ended September 30, 2008 was approximately $35.5 million, which included $5.0 million in research funding from GSK. Excluding this receipt, our cash used in operating activities would have been approximately $40.5 million for the nine months ended September 30, 2008.

In September 2008, we entered into the Merger Agreement with Ligand, Merger Sub 1 and Merger Sub 2.  We currently expect the Merger to close by January 2009, subject to stockholder approval, certain regulatory clearances and other closing conditions.  If the Merger is not consummated and we remain as an independent company, to progress our internal programs and to satisfy our commitments to our corporate partners and our other contractual obligations, we will need to raise funds from one or a combination of approaches. Those approaches could include public and/or private financing, sale and/or partnering of one or more of our internal programs, partnering of our internal drug discovery capabilities or other strategic initiatives.  However, additional capital may not be available on favorable terms, or at all.  Despite active efforts, we were not able to secure appropriate financing to further the development of our business during the period November 2007 through August 2008. We intend to manage all of our expenditures, including our research and development expenditures, in a manner consistent with our available capital resources.

Clinical and preclinical development of drug candidates is a long, expensive and uncertain process that requires us to raise funds from time to time to support our internal development programs.  Conducting our own drug research and development is a key component of our business model. We are currently conducting Phase 2 and Phase 1 clinical trials for PS433540, our lead product candidate from our DARA program that we are developing internally. In May 2008, we announced positive results from Study 008, a Phase 2a clinical trial of PS433540 in subjects with Stage I and Stage II hypertension. After fully evaluating the efficacy and safety data reported in Study 008, we reduced the number of subjects in Study 006, a Phase 2b clinical trial we are conducting to further evaluate safety and efficacy of PS433540 in subjects with Stage I and Stage II hypertension. This reduction will allow us the opportunity to begin a Phase 2 clinical trial focusing on the indication of diabetic nephropathy sooner than otherwise would have been possible.  However, the timing of such a clinical trial will be based on our available capital resources.  We are also considering opportunities to partner the development of PS433540 for various indications, including diabetic nephropathy and various forms of cardiovascular disease.

As part of our alliances with GSK, Wyeth, Cephalon and Schering-Plough and our Discovery Collaboration Agreement with BMS, we have received up-front cash payments and licenses to certain product candidates. In connection with these agreements, we are obligated to perform significant research and development activities over multiple years and as such, expect to incur significant costs performing such activities. The following table provides the period over which these research and development activities are to be provided, as well as the deferred revenue currently recorded for each agreement as of September 30, 2008:

Collaborative Agreement	Expiration of Initial Research Term	Deferred Revenue as of September 30, 2008

2007 Schering-Plough Agreement	February 2012	$15,355
GSK Agreement	March 2011	12,024
BMS Discovery Collaboration Agreement	December 2010	7,171
Cephalon Agreement	May 2009(1)	3,750
Wyeth Agreement	December 2009	3,281
Other	June 2009(2)	1,122
		$42,703

(1) We are currently in negotiations with Cephalon with respect to an early wind-down of the Company’s remaining obligations under the Cephalon Agreement.

(2) June 2009 represents the latest expiration of agreements in this category.

Since February 2007, under the 2007 Schering-Plough Agreement, we have received $23.0 million (a $15.0 million up-front payment, $1.0 million for the transfer of rights to certain programs from the 2002 Collaboration, and $7.0 million in quarterly research funding). We may receive up to an additional $13.0 million of research and development funding over the remaining portion of the five-year research term, which began in February 2007.

Since January 2007, we have received approximately $11.6 million in connection with our research and license agreement with Wyeth. We may receive an additional $3.1 million of research and development funding over the remaining portion of the initial three-year research term, which expires in December 2009.

As of September 30, 2008, we had borrowings associated with our Line of Credit of approximately $3.7 million, which have repayment terms ranging from 36 to 48 months, including approximately $1.3 million that is classified as current. In addition, we had approximately $0.3 million available for borrowings under our Line of Credit as of September 30, 2008.

In August 2008, we announced a further reduction in our workforce by an additional 64 positions.  We paid a portion of the severance associated with this reduction in the three months ending September 30, 2008.  We expect to pay approximately $2.2 million related to the remaining severance and accrued vacation payable in the fourth quarter of 2008. This reduction in force is in addition to the restructuring plan we committed to in May 2008. While this reduction in force will increase our cash outlay during the fourth quarter of 2008, the reduction will reduce our operating expenditures in the future.

We have incurred and expect to further incur significant costs related to the Merger, including investment banking fees, legal fees, and other costs necessary to complete the Merger. Many of these costs have been or will be incurred irrespective of whether or not the Merger is consummated. In addition, the Merger Agreement contains certain termination rights for both us and Ligand, and further provides that, upon termination of the Merger Agreement under specified circumstances, we may be required to pay Ligand a termination fee of approximately $3.4 million or reimburse Ligand for certain of its actual documented reasonable expenses, subject to a cap of $1.4 million.

We anticipate that our capital resources will be adequate to fund our operations at their current levels at least through June 30, 2009.  We intend to manage our expenditures in a manner consistent with our available capital resources. However, there can be no assurance that changes will not occur that would consume available capital resources before then.

Our capital requirements will depend on the outcome of our proposed Merger, competing technological and market developments, changes in our existing collaborative relationships, progress of PS433540 in clinical trials, our development plans for PS433540, PS178990 and PS03129, the cost of filing, prosecuting, defending, and enforcing patent claims and other intellectual property rights and the outcome of related litigation, the purchase of additional capital equipment, acquisitions of other businesses or technologies, and the progress of our collaborators’ milestone and royalty producing activities. Prior to exhausting our current capital resources, we will need to raise additional funds or enter into strategic initiatives intended to further the development of our business in order to finance our operating activities and to satisfy our commitments to our corporate partners and our other contractual obligations. There can be no assurance that additional funding, if necessary, will be available to us on favorable terms, if at all. Failure to raise adequate funds would likely lead us to curtail our operations further.  Our forecasts of the period of time through which our financial resources will be adequate to support our operations are forward-looking information and actual results could vary. The factors described earlier in this section will impact our future capital requirements and the adequacy of our available funds.

Results of Operations

This section should be read in conjunction with the discussion above under “Liquidity and Capital Resources.”

Three Months Ended September 30, 2008 and 2007

Our net revenue increased 16% to $5.9 million in the three months ended September 30, 2008 compared to $5.1 million in the three months ended September 30, 2007. Net revenue consists of revenue recorded in connection with research and development efforts we perform under our various collaborative agreements, as well as our earning of milestones, success fees and license revenue if and as the compounds we and our collaborators have identified progress through our collaborators’ development processes. Net revenue for the three months ended September 30, 2008 and 2007 is summarized as follows:

	For the three months ended September 30,
	2008	2007

Collaborative research revenue	$5,861	$3,939
Milestones, success fees and license revenue	61	1,150
	$5,922	$5,089

Revenue recognized from our collaborative relationships for the three months ended September 30, 2008 and 2007, respectively, was as follows:

	For the three months ended September 30,
	2008	% of Total Revenue	2007	% of Total Revenue	Change

Schering-Plough(1)	$1,906	32%	$2,024	40%	$(118)
Wyeth	1,281	22%	1,167	23%	114
GSK	1,275	22%	475	9%	800
Cephalon	833	14%	1,250	25%	(417)
BMS	517	9%	—	—	517
Other	110	1%	173	3%	(63)
Total Revenue	$5,922	100%	$5,089	100%	$833

(1) Revenue from our collaborations with Schering-Plough includes net revenue of approximately $1.9 million recognized under the 2007 Schering-Plough Agreement during the three months ended September 30, 2008. During the three months ended September 30, 2007, revenue from our collaborations with Schering-Plough consisted of net revenue of approximately $1.0 million recognized under the 2007 Schering-Plough Agreement and $1.0 million in milestone revenue recognized under those collaborations with Schering-Plough in which our research activities ceased in April 2007.

The increase in collaborative research revenue in the three months ended September 30, 2008 was largely due to increased research revenue from our 2007 Schering-Plough Agreement and our agreements with GSK and BMS offset by decreased research revenue from our Cephalon agreement and lower milestone revenue from our collaborations with Schering-Plough in which our research activities ceased in April 2007.

Collaborative research and development expense includes the labor, material, equipment and allocated facilities cost of our scientific staff that is working on collaborative partnerships. Collaborative research and development expense decreased 8% to $5.3 million in the three months ended September 30, 2008 compared to $5.8 million in the three months ended September 30, 2007. This decrease primarily related to a decrease in resources allocated to our alliances with GSK, Schering-Plough, specifically under our 2007 Schering-Plough Agreement, Cephalon and Wyeth offset by resources allocated to our Discovery Collaboration Agreement with BMS for the 2008 period. The overall decrease in resources related primarily to our workforce reductions in May 2008 and August 2008.  Share-based compensation costs for the three months ended September 30, 2008 and 2007 were approximately $95 thousand and $153 thousand, respectively.

Proprietary research and development expense includes research and development acquisition costs, clinical trial and preclinical study costs, and labor, material, equipment and allocated facilities cost of scientific staff working on self-funded internal drug discovery and development programs. Our most advanced internal program is our DARA program. The most advanced compound in our DARA program is our lead product candidate PS433540, which is in Phase 2 clinical trials.  We licensed our DARA program from BMS in March 2006. In addition, we in-licensed our SARM program from BMS in October 2007. The most advanced compound in our SARM program is our product candidate PS178990, which is in Phase 1 clinical development. Proprietary research and development expense decreased 28% to $6.8 million in the three months ended September 30, 2008 compared to $9.5 million in the three months ended September 30, 2007. This decrease was primarily attributable to decreased costs relating to clinical trials for PS433540, a $2.0 million milestone payment we made to BMS upon initiation of a Phase 2 clinical trial in the third quarter of 2007, and costs related to our CCR1 program offset by increased costs relating to toxicology studies for PS178990.  Share-based compensation costs for the three months ended September 30, 2008 and 2007 were approximately $105 thousand and $84 thousand, respectively. Because of the speculative nature of these internal drug discovery and development projects, it is not possible to estimate completion dates or costs of completion. Additionally, from time to time, certain staff and other research and development resources may be temporarily redirected from one project to another, which redirection may also delay or impact the cost of internal drug discovery and development projects.

General and administrative expense increased by 46% to $3.7 million in the three months ended September 30, 2008 compared to $2.6 million in the three months ended September 30, 2007. The increase in general and administrative expense was primarily attributable to consulting and legal costs in connection with the Merger of approximately $1.2 million.  Share-based compensation costs for the three months ended September 30, 2008 and 2007 were approximately $291 thousand and $311 thousand, respectively.

Restructuring expense relates to costs associated with the August 2008 Restructuring.  These costs consisted of approximately $3.0 million in severance costs, including approximately $42 thousand in share-based compensation costs related to the accelerated vesting of restricted stock units, and approximately $146 thousand related to asset impairments.  There was no such restructuring expense in the three months ending September 30, 2007.

Interest income decreased to $166 thousand in the three months ended September 30, 2008 compared to $1.1 million in the three months ended September 30, 2007. This decrease was primarily due to our decreased cash, cash equivalents, and marketable securities balances during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.  In addition, our investment yields decreased as we shifted our a majority of our investment portfolio investments to securities backed by the United States Treasury.

Interest and other expense, net increased to $103 thousand in the three months ended September 30, 2008 compared to $15 thousand in the three months ended September 30, 2007.  This increase related to our increased borrowing balances under our line of credit during the period.  As of September 30, 2008 and 2007, the aggregate balance of loans originated under the Line of Credit was approximately $3.7 million and $2.2 million, respectively.

Non-operating income associated with the change in warrant liability was $2.3 million for the three months ended September 30, 2008. This income represents the decrease in the fair value from June 30, 2008 to September 30, 2008 of the warrants we issued in connection with our equity financing in October 2006.  For the three months ended September 30, 2007, non-operating expense associated with the change in warrant liability totaled approximately $57 thousand.  This expense represents an increase in the fair value from June 30, 2007 to September 30, 2007 of the warrants we issued in connection with our equity financing in October 2006. The fair value of the warrants was determined using the Black-Scholes option-pricing model and is remeasured at each reporting period.

As a result of the net revenues and expenses described above, we generated a net loss of $10.8 million ($0.36 per basic and diluted share) in the three months ended September 30, 2008, compared to a net loss of $11.7 million ($0.40 per basic and diluted share) in the three months ended September 30, 2007.

Nine months Ended September 30, 2008 and 2007

Our net revenue increased 10% to $18.0 million in the nine months ended September 30, 2008 compared to $16.4 million in the nine months ended September 30, 2007. Net revenue consists of revenue recorded in connection with research and development efforts we perform under our various collaborative agreements, as well as our earning of milestones, success fees and license revenue if and as the compounds we and our collaborators have identified progress through our collaborators’ development processes. Net revenue for the nine months ended September 30, 2008 and 2007 is summarized as follows:

	For the nine months ended September 30,
	2008	2007

Collaborative research revenue	$17,797	$11,776
Milestones, success fees and license revenue	211	4,619
	$18,008	$16,395

Revenue recognized from our collaborative relationships for the nine months ended September 30, 2008 and 2007, respectively was as follows:

	For the nine months ended September 30,
	2008	% of Total Revenue	2007	% of Total Revenue	Change

Schering-Plough(1)	$4,672	26%	$6,222	38%	$(1,550)
Wyeth	3,675	20%	3,500	21%	175
GSK	3,543	20%	1,182	7%	2,361
Cephalon	3,333	19%	3,750	23%	(417)
BMS	2,483	14%	—	—	2,483
Other	302	1%	645	4%	(343)
Biovitrum(2)	—	—	1,096	7%	(1,096)
Total Revenue	$18,008	100%	$16,395	100%	$1,613

(1) Revenue from our collaborations with Schering-Plough included net revenue of approximately $4.7 million recognized under the 2007 Schering-Plough Agreement during the nine months ended September 30, 2008. During the nine months ended September 30, 2007, revenue from our collaborations with Schering-Plough included net revenue of approximately $1.9 million recognized under our 2007 Schering-Plough Agreement, $0.5 million of net revenue recognized under our 2002 Collaboration and approximately $3.8 million of net revenue, including $3.0 million in milestone revenue, recognized under those collaborations with Schering-Plough in which our research activities ceased in April 2007.

(2) Revenue from our Biovitrum collaborations included $1.0 million in milestone revenue for the nine months ended September 30, 2007.

The increase in collaborative research revenue in the nine months ended September 30, 2008 was largely due to increased research revenue from our 2007 Schering-Plough Agreement and our agreements with GSK and BMS offset by lower milestone revenue from our collaborations with Schering-Plough in which our research activities ceased in April 2007 and Biovitrum.

Collaborative research and development expense includes the labor, material, equipment and allocated facilities cost of our scientific staff that is working on collaborative partnerships. Collaborative research and development expenses increased 23% to $20.5 million in the nine months ended September 30, 2008 compared to $16.7 million in the nine months ended September 30, 2007. This increase primarily related to an increase in resources allocated to our alliances with GSK, and Schering-Plough, specifically under our 2007 Schering-Plough Agreement, during the first and second quarters of 2008 and resources allocated to our Discovery Collaboration Agreement with BMS. This increase was offset by decreased resources allocated to our alliances with Wyeth and Cephalon and those collaborations with Schering-Plough in which we completed our research activities in April 2007. Beginning in June 2008, the resources we allocated to our collaborative partnerships decreased as a result of our May 2008 and August 2008 Restructuring.  Share-based compensation costs for the nine months ended September 30, 2008 and 2007 were approximately $491 thousand and $416 thousand, respectively.

Proprietary research and development expense includes research and development acquisition costs, clinical trial and preclinical study costs, and labor, material, equipment and allocated facilities cost of scientific staff working on self-funded internal drug discovery and development programs. Our most advanced internal program is our DARA program. The most advanced compound in our DARA program is our lead product candidate PS433540, which is in Phase 2 clinical trials. We licensed our DARA program from BMS in March 2006. In addition, we in-licensed our SARM program from BMS in October 2007. The most advanced compound in our SARM program is our product candidate PS178990, which is in Phase 1 clinical development. Proprietary research and development expenses increased 13% to $24.8 million in the nine months ended September 30, 2008 compared to $22.0 million in the nine months ended September 30, 2007. This increase was primarily attributable to costs relating to clinical trials for PS433540 and toxicology studies for PS178990 offset by decreased milestone payments made in connection with PS433540’s clinical achievements and decreased costs on our CCR1 program. In the three and nine months ended September 30, 2007, we paid $2.0 million and $3.0 million, respectively, in milestone payments related to the initiation of Phase 1 and Phase 2 clinical trials for PS433540.  Share-based compensation costs for the nine months ended September 30, 2008 and 2007 were approximately $298 thousand and $234 thousand, respectively. Because of the speculative nature of these internal drug discovery and development projects, it is not possible to estimate completion dates or costs of completion. Additionally, from time to time, certain staff and other research and development resources may be temporarily redirected from one project to another, which redirection may also delay or impact the cost of internal drug discovery and development projects.

General and administrative expense increased by 40% to $11.2 million in the nine months ended September 30, 2008 compared to $8.0 million in the nine months ended September 30, 2007. The increase in general and administrative expense was primarily attributable to $1.0 million in severance costs in connection with the separations of our former President and Chief Executive Officer and our former Senior Vice President, Business Development and approximately $1.2 million related to consulting and legal costs in connection with the Merger.  Also contributing to the increase were patent prosecution and other legal costs, and compensation costs during the nine months ended September 30, 2008. Share-based compensation costs for the nine months ended September 30, 2008 and 2007 were approximately $1.2 million and $0.9 million, respectively.

Restructuring expense relates to costs associated with the implementation of our May 2008 and August 2008 Restructurings during the nine months ended September 30, 2008.  These costs consisted of approximately $4.2 million in severance costs, including approximately $0.2 million in share-based compensation costs related to the accelerated vesting of restricted stock units, approximately $0.5 million related the abandonment of certain facility leases and approximately $0.1 million related to certain asset impairments.  There was no such restructuring expense in the nine months ending September 30, 2007.

Other income for the nine months ended September 30, 2008 consisted of $700 thousand we received in connection with the assignment of certain intellectual property to a collaborator in which our research activities had ceased. Other income for the nine months ended September 30, 2007 related to $94 thousand in proceeds from an insurance claim.

Interest income decreased to approximately $1.1 million in the nine months ended September 30, 2008 compared to approximately $2.7 million in the nine months ended September 30, 2007. This decrease was primarily due to significantly lower yields on our cash, cash equivalents, and marketable securities balances during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.  The lower yields were primarily related to our shifting of our investment portfolio primarily to United States Treasury securities.

Interest and other expense, net increased to $306 thousand in the nine months ended September 30, 2008, compared to $20 thousand in the nine months ended September 30, 2007.  The increase related to our increased borrowing balance under our line of credit during the period.  As of September 30, 2008 and 2007, the aggregate balance of loans originated under the Line of Credit was approximately $3.7 million and $2.2 million, respectively.

Non-operating income associated with the change in warrant liability was approximately $3.7 million for the nine months ended September 30, 2008. This income represents the decrease in the fair value from December 31, 2007 to September 30, 2008 of the warrants that were issued in connection with our equity financing in October 2006.  For the nine months ended September 30, 2007 non-operating expense associated with the change in warrant liability totaled approximately $1.1 million.  This expense represents the increase in the fair value from December 31, 2006 to September 30, 2007 of the warrants that were issued in connection with our equity financing in October 2006.  The fair value of the warrants was determined using the Black-Scholes option-pricing model and is remeasured at each reporting period.

We recorded an income tax provision of $2 thousand for the nine months ended September 30, 2008, which related to minimum state income taxes.   For the nine months ended September 30, 2007, we recorded an income tax benefit of approximately $52 thousand which represented an adjustment to our estimated 2006 tax provision to reflect actual taxes due.

As a result of the net revenues and expenses described above, we generated a net loss of $38.1 million ($1.28 per basic and diluted share) in the nine months ended September 30, 2008, compared to a net loss of $28.6 million ($1.07 per basic and diluted share) in the nine months ended September 30, 2007.

Net Loss Outlook

We have had net losses in recent years and we expect to incur losses in future periods.  Under our proposed Merger with Ligand, Merger Sub 1 and Merger Sub 2, our results of operations would be consolidated with those of Ligand.  If the Merger is not consummated and we remain as an independent company, our losses are expected to decrease as compared to prior periods.  This expected decrease is a result of our reductions in workforce by approximately 50% in 2008. Our efforts to progress our clinical development programs still represent significant expenditures. However we intend to manage all of our expenditures, including those related to our clinical development programs, in a manner consistent with our available capital resources.

The amount of our net loss is highly dependent on the continued funding and success of our research and development programs with our existing collaborators.  The initial research terms of our alliances with Cephalon and Wyeth are scheduled to end in May and December 2009, respectively.  Cephalon and Wyeth represented 19% and 20%, respectively, of our total revenue during the nine months ended September 30, 2008.  We are currently in negotiations with Cephalon with respect to an early wind-down of the Company’s remaining obligations under the Cephalon Agreement and as such, our research activities could cease sooner than the end of the initial research term. We expect to record revenue from our alliance with Wyeth through the end of the initial research term, at which time our research activities under these alliances could cease.  We are uncertain whether we will extend or replace these alliances.  Failure to earn additional research and milestone payments under our current alliances and alliances we may seek to enter into after the end of these initial research terms would have a material adverse effect on our financial condition and our results of operations.  If we fail to earn adequate additional research and milestone payments, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

Our adoption of SFAS 123R, which was effective January 1, 2006, increased our compensation costs and will continue to have a significant impact on our results of operations. Changes in the fair value of the warrants we issued in October 2006 are reported in our statements of operations as income or expense. As such, changes to the market price of our common stock or to the assumptions used in calculating the fair value of the warrants may cause significant increases or decreases to our results of operations. However, neither the impact of share-based compensation costs, nor the impact of changes in the fair value of the warrant liability will have an impact on our cash flows.

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

Share-based Compensation

Our share-based compensation is accounted for in accordance with the fair value recognition provisions of SFAS 123R. Under SFAS 123R, we use the Black-Scholes option pricing model to estimate the fair value of the share-based awards as of the grant date. The Black-Scholes model, by its design, is highly complex and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of judgment are the estimated lives of the share-based awards and the estimated volatility of our stock price. The Black-Scholes model is sensitive to changes in these two data inputs. Beginning in fiscal year 2006, we calculated the estimated life of stock options granted using a “simplified” method, which is based on the average of the vesting term and the actual term of the option, as a result of guidance from the SEC contained in SAB 107 permitting the initial use of this method through 2007. In December 2007, the SEC issued SAB 110, which became effective January 1, 2008, expressing the expectation that companies should be employing information from internal or external sources about employee stock option exercise behavior when developing estimates of expected term as they relate to stock option valuations. SAB 110 states that the SEC will continue to accept the use of the “simplified” method, under certain circumstances, beyond December 31, 2007. We evaluated the exercise behavior of our employees for stock options granted since our spin-off from Accelrys in April 2004 and determined that the exercise history was an inadequate measure of the expected term of our stock options. Therefore, we have continued our use of the simplified method as prescribed in SAB 107. Expected stock price volatility is typically based on the daily historical trading data from an appropriate point in time through the last day of the applicable period. Because our historical trading data only dates back to May 3, 2004, the first trading date after our spin-off from Accelrys, Inc., we estimate expected volatility using an analysis of the stock price volatility of companies comparable to ours in our industry.

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

Long-Lived Assets

We review long-lived assets, including leasehold improvements, property and equipment, and acquired technology rights, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. This requires us to estimate future cash flows related to these assets. Actual results could differ from these estimates, which may affect the carrying amount of assets and the actual amortization expense. As of September 30, 2008, we had long-lived assets with a net book value of $14.1 million.

Accounting for Uncertain Tax Positions

We have adopted the provisions FIN 48. FIN 48 applies to all uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” and is intended to result in increased relevance and comparability in financial reporting of income taxes and to provide more information about the uncertainty in income tax assets and liabilities. We will recognize potential interest and penalties related to income tax positions as a component of the benefit or provision for income taxes on the consolidated statements of operations in any future periods in which we must record a liability. Because we have not recorded a liability at September 30, 2008, there is no impact to our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change during the next twelve months.

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

In February 2008, the FASB issued FASB Staff Position (FSP) 157-b which delayed the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of Statement 157 under the provisions of FSP 157-b and, effective January 1, 2008, the Company adopted SFAS 157 for those assets and liabilities that are remeasured at fair value on a recurring basis. Our partial adoption of SFAS 157 did not have a material effect on our consolidated financial statements as of and for the nine months ended September 30, 2008.

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008.

		Basis of Fair Value Measurements
	As of September 30,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	2008	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$33,436	$33,436	$—	$—
Deferred compensation plan assets	1,571	1,571	—	—

Total assets measured at fair value	$35,007	$35,007	$—	$—

Percentage of total assets	70%	70%	—	—

Liabilities
Warrant liability	$472	$—	$472	$—
Deferred compensation plan liabilities	1,571	—	1,571	—

Total liabilities measured at fair value	$2,043	$—	$2,043	$—

Percentage of total liabilities	3%	—	3%	—

As noted above, the fair value of our cash and cash equivalents  and deferred compensation plan assets are determined using quoted market prices in active markets. The fair value of the deferred compensation plan liabilities is based upon significant observable inputs such as the fair value of the underlying securities of the deferred compensation plan and our credit risk. The fair value of the warrant liability is determined using the Black-Scholes option-pricing model, which uses certain significant observable inputs, including stock price (quoted market prices in active market), warrant exercise price (defined in warrant agreement), expected life of warrant (defined in warrant agreement), dividend yields (determined by us), and risk-free interest rate (quoted market prices based on expected life assumption). The only input in the Black-Scholes option-pricing model that is not readily observable is the expected stock price volatility. Because our historical trading data only dates back to May 3, 2004, the first trading date after our spin-off from Accelrys, Inc., we estimate our expected volatility using an analysis of the stock price volatility of comparable companies in our industry. The fair value of the warrant liability is subject to significant fluctuations and has ranged from approximately $0.5 million as of September 30, 2008 to approximately $5.5 million as of September 30, 2007. These fluctuations have primarily resulted from fluctuations in the market price of our common stock, which ranged from $1.49 per share to $5.72 per share at our quarterly remeasurement dates since September 30, 2007. Changes in the warrant liability are recorded in the statement of operations as income (decreases) or expense (increases).

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits reporting entities to choose to measure eligible financial assets or liabilities, which include marketable securities available-for-sale and equity method investments, at fair value at specified election dates, or according to a pre-existing policy for specific types of eligible items. Unrealized gains and losses for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Our adoption of SFAS 159, which was effective January 1, 2008, did not have any impact on our consolidated financial statements as of and for the three and nine month periods ended September 30, 2008.

Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities

In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007. Our adoption of EITF 07-3, which was effective January 1, 2008, did not have a material effect on our consolidated financial statements as of and for the three and nine month periods ended September 30, 2008.

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

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our investment portfolio since our borrowings used fixed interest rates. We ensure the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities primarily backed by the United States Treasury.  A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not have materially affected the fair value of our interest sensitive financial instruments at September 30, 2008.

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly make investments in overnight repurchase agreements that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Our international revenue is generally denominated in United States Dollars, therefore is not exposed to changes in foreign currency exchange rates. Additionally, certain of our preclinical and clinical development contracts are denominated in foreign currencies. We believe that the foreign currency risk arising from these contracts to be minimal.

Item 4. Controls and Procedures

For the three months ended September 30, 2008, our management carried out an evaluation, under the supervision and with the participation of our Interim President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer (our principal financial officer and chief accounting officer), of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, our Interim President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that as of September 30, 2008, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our management, including our Interim President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, cannot provide assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Additionally, our Interim President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer determined that there were no changes in our internal control over financial reporting during the three month period ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

On October 10, 2008, we received notice that a putative class action complaint was filed by Allen Heilman, one of our stockholders, against us and the members of our Board of Directors in the Superior Court of New Jersey, Mercer County (Equity Division).  The complaint generally alleges that the Board’s decision to enter into the Merger with Ligand, on the terms contained in the proposed Merger Agreement constitutes a breach of fiduciary duty and gives rise to other unspecified state law claims.  The complaint alleges that the named plaintiff will seek “equitable relief,” including among other things, an order preliminarily and permanently enjoining the Merger.  The complaint also names Ligand and two of its wholly-owned subsidiaries as defendants.  We believe that the allegations in the complaint are without merit and intend to vigorously defend against this action.

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

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

If we are unable to consummate the Merger with Ligand, we will be required to raise additional capital.  If we cannot raise such capital, or if we consume cash more quickly than expected, we will be forced to curtail operations.

As of September 30, 2008, we had cash, cash equivalents and marketable securities of approximately $33.4 million. In addition, as of September 30, 2008, we had deferred revenue of approximately $42.7 million relating to  cash payments and licenses to certain product candidates that we have received under our alliances and license agreements in exchange for research and development activities that are to be performed by us subsequent to September 30, 2008.  Our obligations to perform these research and development activities extend over multiple years and we expect that we will incur significant costs in fulfilling these obligations.  Our cash used in operating activities for the nine months ended September 30, 2008 was approximately $35.5 million, which includes $5.0 million in research funding we received from GSK.  Without this receipt of the $5.0 million from GSK, our net cash used in operating activities would have been approximately $40.5 million during that period. Clinical and preclinical development of drug candidates is a long, expensive and uncertain process that requires us to raise funds from time to time to support our internal development programs.

If we do not consummate the Merger with Ligand and we remain an independent company,  to progress our internal development programs and to satisfy our commitments to our corporate partners and our other contractual obligations, we will need to raise funds from one or a combination of approaches, which could include public and/or private financing, sale and/or partnering of one or more of our internal programs partnering of our internal drug discovery capabilities or other strategic initiatives.  Capital could be raised through public or private financings involving debt or common stock or other classes of our equity. Additional issuances of equity securities will further dilute our existing stockholders’ percentage ownership.

Additional capital may not be available on favorable terms, or at all. Despite active efforts, we were not able to secure appropriate financing to further the development of our business during the period from November 2007 through August 2008.  We have curtailed our operations significantly since the beginning of 2008, and we may further curtail our current operations, perhaps significantly.  If adequate funds are not available, we may obtain funds by entering into arrangements with partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

We believe that our capital resources will be adequate to fund our operations at their current levels at least through June 30, 2009.  We intend to manage our expenditures and our staffing in a manner consistent with our available capital resources.  However, there can be no assurance that changes will not occur that would consume available capital resources before then.

Examples of relevant potential changes that could impact our capital resources include:

•                  the costs associated with our drug research and development activities, including the costs associated with clinical development programs for our internal product candidates and additional costs we may incur if our development programs are delayed or are more expensive to implement than we currently anticipate;

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

Failure to earn additional research funding and milestone payments under our current alliances and alliances we may seek to enter into after the end of the initial research term of our alliance with Wyeth in December 2009 would have a material adverse effect on our business as it is currently conducted, our financial condition and our results of operations.  If we fail to earn adequate additional research and milestone payments, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets that we would not otherwise relinquish.

As of November 3, 2008, there were approximately 4,041,000 stock options and 197,000 restricted stock units outstanding granted under our various equity compensation plans and approximately 1,626,000 warrants outstanding, which includes approximately 176,000 warrants issued in connection with the GSK Agreement and approximately 1,450,000 warrants issued in connection with our October 2006 financing transaction. These equity instruments represent approximately 20% of our shares outstanding at November 3, 2008. The significant dilution represented by our outstanding warrants and equity compensation awards may make it more difficult for us to raise additional capital.

Because our most advanced internal clinical development program is only in Phase 2 clinical development, there is a high risk that further development and testing will demonstrate that our internal clinical development programs are not  suitable for commercialization. In addition, because we exclusively licensed each of PS433540 and PS178990 from BMS, any dispute with BMS may adversely affect our ability to develop and commercialize those product candidates.

We have no products that have received regulatory approval for commercial sale. Our most advanced internal clinical development program is only in Phase 2 clinical development. We face the substantial risks of failure inherent in developing drugs based on new technologies.

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

Prior clinical trials by other companies have also indicated that the ERA therapeutic class may cause peripheral edema (fluid retention) in some patients. Consequently, we may not receive regulatory approval to market PS433540, and PS433540, if approved for marketing, may not be able to compete with other products.

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

During the nine months ended September 30, 2008, we had a net loss of approximately $38.1 million. In addition, during the year ended December 31, 2007, we had a net loss of approximately $47.9 million. The net losses for these periods was primarily due to costs incurred in our internal product development efforts, including the costs of developing PS433540, which is currently in Phase 2 clinical trials, and the research and development of our other product candidates. The net loss for the nine months ended September 30, 2008 included a restructuring charge of approximately $4.9 million. The net loss for the year ended December 31, 2007 included a non-cash charge of $9.2 million to proprietary research and development expense related to the acquisition of our SARM program.

We expect to incur losses in future periods. However, we intend to manage all of our expenditures in a manner consistent with our available resources.  Despite active efforts, we were not able to secure appropriate financing to further the development of our business during the period from November 2007 through August 2008.

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

We may not be able to maintain or renew our existing or any other third-party manufacturing arrangements on acceptable terms, if at all. Certain of our existing third-party manufacturing arrangements require the third party to grant consent to the transfer of the arrangements to Ligand in connection with the Merger.  If we are unable to continue manufacturing relationships for PS433540, or to do so at an acceptable cost, or if third parties fail to grant such consents, or if these or other suppliers fail to meet our requirements for PS433540 for any reason, we would be required to obtain alternate suppliers. Any inability to obtain alternate suppliers, including an inability to obtain approval from the FDA of an alternate supplier, would delay or prevent the clinical development of PS433540.

Failure to attract and retain skilled personnel, including a permanent chief executive officer in the event that we do not consummate our merger transaction with Ligand, could materially and adversely affect us.

We are a small company, and our success depends in part on the continued service of key management and scientific personnel and our ability to identify, hire and retain additional personnel.  Our former president and chief executive officer resigned effective April 9, 2008.  Prior to the announcement of the Merger, we had been engaged in a search for his successor.  The Chairman of our Board of Directors is currently serving as our Interim President and Chief Executive Officer.  In the event that we do not consummate the Merger, our subsequent failure to identify and hire a permanent successor to our former president and chief executive officer could have a material adverse effect on our business, financial condition and results of operations.

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

The number of shares and the value of Ligand common stock that our stockholders will receive in connection with the Merger will fluctuate.

The number of shares and precise value of the merger consideration to be received by our stockholders at the effective time of the Merger cannot be determined at the present time. The exchange ratio, which determines the number of shares of Ligand common stock that our stockholders will receive in connection with the Merger, will not be determined until shortly before the special meeting of our stockholders.  Upon the terms of the Merger Agreement, Ligand would issue approximately 0.58 of a share for each share of our common stock outstanding immediately prior to the effective time of the Merger, subject to certain adjustments for cancelled stock options. However, this exchange ratio is fixed only if the Ligand Common Stock Value falls within the range between $3.00 and $3.75. Otherwise, the following will apply:

• if the Ligand Common Stock Value is greater than $3.75 but not greater than $4.50, the overall transaction value will be fixed at $66.0 million, and the exchange ratio will decrease as prices increase within the range;

• if the Ligand Common Stock Value is greater than $4.50, then the exchange ratio will be approximately 0.49;

• if the Ligand Common Stock Value is equal to or greater than $2.38 but less than $3.00, then the exchange ratio will increase as prices decrease within the range (provided that if the Ligand Common Stock Value is less than $2.93, the exchange ratio will be approximately 0.60), subject to specified limitations in the Merger Agreement. Under this scenario, in addition to receiving shares of Ligand common stock, our stockholders will be entitled to receive cash consideration for an overall transaction value fixed at $52.8 million; or

• if the Ligand Common Stock Value is less than $2.38, then the exchange ratio will be approximately 0.60. Under this scenario, in addition to receiving shares of Ligand common stock, our stockholders will be entitled to receive a proportionate share of $10.0 million in cash. The price of Ligand common stock at the closing of the Merger may vary from its price on the date the Merger Agreement was executed and on the date of the special meeting of our stockholders. Stock price changes may result from a variety of factors beyond Ligand’s control, including general economic and market conditions. In addition, there will be a period of time between completion of the Merger and the time at which our former stockholders actually receive stock certificates evidencing the Ligand common stock. Until stock certificates are received, our former stockholders may not be able to sell their Ligand shares in the open market and, therefore, may not be able to avoid losses from any decrease in the trading price of Ligand common stock during that period.

If a certain trigger event does not occur, no payments will be made under the CVRs or, even if this event occurs, Ligand may not be able to make the cash payments payable pursuant to the CVRs.

Pursuant to the terms of the Merger Agreement, the CVRs provide our former stockholders and certain security holders with the right to receive an aggregate $15.0 million cash payment if Ligand enters into a license, sale, development, marketing or option agreement with respect to any product candidate from our DARA program (other than any agreement with BMS or any of its affiliates) on or prior to December 31, 2011.

The trigger event for the contingent payment may not occur due to numerous factors. If this event is not achieved within the required timeframe, the CVRs will expire and no payments will be made in connection with the CVRs. Accordingly, the CVRs may ultimately have no value. The CVRs are not transferable other than in certain limited circumstances and accordingly you may not sell them prior to their termination. Following the consummation of the Merger, Ligand has informed us that it intends to review the DARA program to determine what financial commitments, if any, will be made with respect to such program.  Ligand has also informed us that it intends to solicit and consider the interests of potential collaborators and/or partners with respect to any investment by such parties in the DARA program. Ligand has informed us that it does not intend to make any investment in the DARA program unless its review of the DARA program demonstrates that such investment is likely to increase Ligand stockholder value. Under the terms of the CVR agreement,  Ligand has sole discretion and decision making authority over whether to continue to invest in the DARA program, how much to invest in the DARA program and whether and on what terms, if any, to enter into any license, sale, development, marketing or option agreement with respect to DARA.  Accordingly, Ligand may decide not to make any investment in the DARA program and may decide not to pursue partnering discussions. In addition, the CVRs are unsecured obligations of Ligand and the necessary funds for the CVR payments have not been placed in an escrow account. Even if the trigger event occurs, at the time the aggregate $15.0 million cash payment is due pursuant to the CVR Agreement, Ligand may not have available enough cash or cash equivalents to make the aggregate cash payment due pursuant to the CVRs. Any rights or claims by the CVR holders relating thereto would be subordinated in the right of payment to the prior payment in full of any senior or secured Ligand obligations.

Uncertainty regarding the Merger and the effects of the Merger could cause each company’s licensors, collaborators, suppliers or other strategic partners to delay or defer decisions, which could increase costs of our and/or Ligand’s ongoing business.

Ligand’s and our strategy for developing and commercializing many of their potential products includes entering into agreements with licensors, collaborators, suppliers and other strategic partners. These partners, in response to the announcement of the Merger, may delay or defer decisions regarding their business relationships with each company, which could increase costs for the business of the subject company and delay, interrupt or terminate the collaborate research, development and commercialization of certain potential products, regardless of whether the Merger is ultimately completed. Under specified circumstances, these partners may also terminate their agreements with each company. Any such delay, interruption or termination of the combined company’s relationship with any of these partners could materially harm the combined company’s business and financial condition, and frustrate any commercialization efforts for its product candidates.

The Merger is subject to closing conditions that could result in the completion of the Merger being delayed or not consummated, which could negatively impact Ligand’s and/or our stock price and future business and operations.

Completion of the Merger is conditioned upon Ligand and our satisfying closing conditions, including adoption of the Merger Agreement by our stockholders, all as set forth in the Merger Agreement.  The required conditions to closing may not be satisfied in a timely manner, if at all, or, if permissible, waived, and the Merger may not be consummated. Failure to consummate the Merger could negatively impact Ligand’s and/or our stock price, future business and operations, and financial condition. Any delay in the consummation of the Merger or any uncertainty about the consummation of the Merger may adversely affect the future business, growth, revenue and results of operations of either or both of the companies.

Failure to complete the Merger could negatively impact the market price of our common stock and our future business and financial results.

If the Merger is not completed for any reason, the our ongoing business and that of Ligand may be adversely affected and will be subject to a number of risks, including:

• we may be required, under some circumstances, to pay Ligand a termination fee of approximately $3.4 million or reimburse Ligand for up to $1.4 million of merger-related expenses;

• the diversion of management’s attention, the reduction in capital spending and acquisitions, the suspension of planned hiring and other affirmative and negative covenants in the Merger Agreement restricting the companies’ businesses;

• failure to pursue other beneficial opportunities as a result of the focus of management of each of the companies on the mergers, without realizing any of the anticipated benefits of the Merger;

• the market price our common stock may decline to the extent that the current market price reflects a market assumption that the Merger will be completed;

• we may experience negative reactions to the termination of the Merger from licensors, collaborators, suppliers, or other strategic partners;

• our costs incurred related to the Merger, such as legal and accounting fees, must be paid even if the Merger is not completed; and

• our common stock may be subject to delisting from Nasdaq.

If the Merger Agreement is terminated and Pharmacopeia’s board of directors seeks another merger or business combination, Pharmacopeia stockholders cannot be certain that Pharmacopeia will be able to find a party willing to pay a price equivalent to or more attractive than the price Ligand has agreed to pay in the Merger. Despite active efforts, Pharmacopeia was not able to secure appropriate financing to further the development of its business during the period from November 2007 through August 2008.

During the pendency of the Merger, we may not be able to enter into certain business combinations with other parties because of restrictions in the Merger Agreement.

Covenants in the Merger Agreement impede our ability to make certain acquisitions or complete other transactions that are not, among other things, in the ordinary course of business pending completion of the Merger. As a result, if the mergers are not completed, we may be at a disadvantage to its competitors.

The Merger Agreement limits our ability to pursue alternatives to the Merger.

The Merger Agreement contains ‘‘no shop’’ provisions that, subject to limited exceptions, preclude us, whether directly or indirectly through its subsidiaries, officers, directors, agents or other representatives, from soliciting, initiating, knowingly facilitating, encouraging or inducing, any inquiry with respect to, or the making, submission or announcement of, any acquisition proposal, participating in any discussions or negotiations, or furnishing any nonpublic information with respect to any acquisition proposal, or taking any other action to facilitate any inquiries or proposal that would be reasonably expected to result in an acquisition proposal, approving, endorsing or recommending any acquisition proposal, or entering into any agreement contemplating or otherwise relating to any acquisition proposal. Under certain circumstances, the Merger Agreement also provides that we will be required to reimburse Ligand for up to $1.4 million of merger-related expenses or pay a termination fee of approximately $3.4 million to Ligand upon termination of the Merger Agreement. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing an acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the Merger, or might result in a potential competing acquirer proposing to pay a lower per share price to acquire Pharmacopeia than it might otherwise have proposed to pay.

The United States federal income tax treatment of the CVRs is unclear.

There is substantial uncertainty as to the tax treatment of the CVRs. The receipt of the CVRs as part of the Merger consideration may be treated as a ‘‘closed transaction’’ or an ‘‘open transaction’’ for United States federal income tax purposes, which affects the amount of gain, if any, that may be recognized at the time of consummation of the Merger.

We and Ligand have each been named in a putative class action lawsuit that could prevent or delay the completion of the Merger.

On October 10, 2008, the Company received notice that a putative class action complaint was filed in the Superior Court of New Jersey, Mercer County (Equity Division) by Allen Heilman, one of the our stockholders, against us, the members of our board of directors, Ligand, Merger Sub 1 and Merger Sub 2. The complaint generally alleges that the board of directors’ decision to enter into the proposed transaction with Ligand on the terms contained in the Merger Agreement constitutes a breach of fiduciary duty and gives rise to other unspecified state law claims. The complaint also alleges that Ligand, Merger Sub 1 and Merger Sub 2 aided and abetted our board of directors’ breach of fiduciary duty. In addition, the complaint alleges that the named plaintiff will seek ‘‘equitable relief,’’ including among other things, an order preliminarily and permanently enjoining the proposed transaction. Although we will vigorously defend against the lawsuit, neither we nor Ligand  can provide any assurances as to the outcome of the foregoing legal proceeding and its potential effect on the completion of the Merger.  The defense of this or any future legal proceeding could divert management’s attention and resources from the needs of their respective businesses. Either we or Ligand or both of us may be required to make substantial payments or incur other adverse effects in the event of adverse judgments or settlements of any such proceedings.

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

PHARMACOPEIA, INC.

Date: November 6, 2008	By:	/s/ Joseph A. Mollica, Ph.D.
Joseph A. Mollica, Ph.D.
Chairman of the Board and Interim President and Chief Executive Officer

(Principal Executive Officer)

	By:	/s/ Brian M. Posner
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